Form 10-Q
period 2014-06-30
Guate Tourism Inc.
filed 2014-07-18
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 18, 2014
Common Stock: $0.001	7,250,000

3 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF JUNE 30, 2014

ASSETS	June 30, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$ 25,352	$ 6,100
Total Current Assets	25,352	6,100

Total Assets	$ 25,352	$ 6,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	1,250	0
Long Term Liabilities Loan from director	716	716
Total Liabilities	1,966	716

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 7,250,000 and 6,000,000 shares issued and outstanding respectively;	7,250	6,000
Additional paid in capital	23,750	0
Deficit accumulated during the development stage	(7,614)	(616)
Total Stockholders’ Equity	23,386	5,384

Total Liabilities and Stockholders’ Equity	$ 25,352	$ 6,100

See accompanying notes to financial statements.

4 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

THE STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2014 AND FOR THE PERIOD FROM NOVEMBER 12, 2013 (INCEPTION) TO JUNE 30, 2014

	For the three months period ended June 30, 2014	For the six months period ended June 30, 2014	For the period from November 12, 2013 (Inception) to June 30, 2014

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Bank Service Charges	160	177	177
Professional Fees	1,815	6,821	6,821
Business License and Permit	0	0	616

TOTAL OPERATING EXPENSES	1,975	6,998	7,614

NET LOSS FROM OPERATIONS	(1,975)	(6,998)	(7,614)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,975)	$ (6,998)	$ (7,614)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,250,000	6,000,000	6,000,000

See accompanying notes to financial statements.

5 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

THE STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014 AND FROM NOVEMBER 12, 2013 (INCEPTION) TO JUNE 30, 2014

	For the six months ended June 30, 2014	For the period from November 12, 2013 (Inception) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,998)	$ (7,614)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accrued Expenses	1,250	1,250
Accounts payable
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,748)	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	31,000
Loans from director		716
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,000	31,716

NET INCREASE IN CASH	19,252	25,352
Cash, beginning of period	6,100	0
Cash, end of period	$ 25,352	$ 25,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to condensed financial statements

6 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Guate Tourism Inc. is a development stage company registered in the State of Nevada on November 12, 2013 formed to promote tourism advertising in Guatemala.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,484 of cash as of December 31, 2013 and $25,352 as of June 30, 2014.

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

7 | Page

Revenue Recognition

At this time the company has no revenue. The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

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

The balance due to the director was $716 as of June 30, 2014.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 27, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On May 9, 2014, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

There were 7,250,000 shares of common stock issued and outstanding as of June 30, 2014.

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

8 | Page

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

December 31, 2013
Federal income tax benefit attributable to:
Current Operations	$ 209
Less: valuation allowance	(209)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2013
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

NOTE 7 – SUBSEQUENT EVENTS

The Organization’s management has evaluated events occurring between December 31, 2013 and June 5, 2014 which is the date that the financial statements were available to be issued and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at June 5, 2014, including the estimates inherent in the processing of the financial statements.

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

9 | Page

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

Three And Six Months Period Ended June 30, 2014

Our net loss for the three months period ended June 30, 2014 was $1,975. During the three months period ended June 30, 2014 we have not generated any revenue.

During the three month period ended June 30, 2014, our operating expenses were bank service charges $160 and professional fees $1,815. The weighted average number of shares outstanding was 7,250,000 for the three months period ended June 30, 2014.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2014

As at June 30, 2014, our total assets were $25,352. Total assets were comprised of $25,352 in cash and cash equivalents.  As at June 30, 2014, our current liabilities were $1,966. Stockholders’ equity was $23,386 as of June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended June 30, 2014, net cash flows used in operating activities was $(6,998). For the period from inception (November 12, 2013) to June 30, 2014, net cash flows from operating activities was $(7,614).

Cash Flows from Investing Activities

10 | Page

For the three months period ended June 30, 2014 as well as for the period from inception (November 12, 2013) to June 30, 2014, we do not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended June 30, 2014, cash flow for financing activities was $25,000. For the period from inception (November 12, 2013) to June 30, 2014, net cash provided by financing activities was $31,716 received from proceeds from issuance of common stock and director loan.

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

Going Concern

The independent auditors' review report accompanying our December 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

12 | Page

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

Guate Tourism Inc.
Dated: July 18, 2014	By: /s/ Blanca Bamaca
Blanca Bamaca, President and Chief Executive Officer and Chief Financial Officer

13 | Page