Form 10-K
period 2014-12-31
Guate Tourism Inc.
filed 2015-03-16
CIK 1598323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-185928

GUATE TOURISM INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2013 (Primary Standard Industrial Classification Number)	EIN 33-1230673 (IRS Employer Identification Number)

Guate Tourism Inc.

Aldea San Luis Tuimuj, San Marcos

Guatemala
(507)936-0071

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of March 13, 2015, the registrant had 7,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 13, 2015.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the State of Nevada on November 12, 2013. Guate Tourism Inc. is an online tourist guide company in Guatemala helping public from all over the World to find the best accommodation/restaurant/tour/city/program etc. depending on their budget and interests.

We are a development stage company and at this stage we have yet to commence operations and have no revenues. The only operations we have engaged in are preparing our business plan, interviewing potential web designers and contacting our potential clients in order to try and sign contracts. Our potential client list consists of 3 potential companies ranging from hotels to restaurants that want to advertise on our website. We expect to find a qualified web designer in the next couple of months. Once we hire a web designer we expect our website to be fully functional within 3 months. During that stage we intend to sign contracts with potential  clients and start generating revenues by the end of 2015.

The majority of our business will be marketed online to all the countries with access to Internet. All of our vendors/clients will be initially from Guatemala but with the expansion of our company we will be adding advertisements from companies all over the World.

CONCEPT

We believe that our online travel guide website will have all the tools in one place. It will tend to both budget and luxury travelers. We intend to have history about the culture, different types of accommodation recommendations, restaurants, bars, shopping, tours, hikes, cities, bus companies, language schools etc. available to all.

The History/ Culture section will include the famous Mayan History and the way it changed our culture today, the beliefs and customs of Guatemala and its people. The section “Where to go” will include cities, mountains, villages, and lakes in the country that can be of interest to the foreign traveler. We plan to include some background history of each place and recommendations on when to visit in this section. In the section “Where to Stay” we will include all available hostels/hotels/ resorts/ Bed & Breakfast/ campgrounds in Guatemala and its ratings. Moreover, the people that have visited or stayed in any of the above places can rate and leave a comment or a suggestion for other people to see. The section “ What to do” will have lists and links of different free and paid activities in the country, such as: diving, hiking, sightseeing, swimming, shopping, bird watching, spa treatments, language schools etc. It will also include information of Volunteer organizations for those travelers who would like to help out the community and information of cultural activities such as “knitting with the locals”, “learning how to make a pottery” or “ learn to cook traditional Mayan food” for the more adventurous travelers who want to immerse themselves into the Guatemalan culture. The “Travel tips” section will have information on the currency, weather, what clothes to bring, advises about water, language, and crime in the country as well as other little tips. In the “Common Questions” we will take the common questions travelers ask on different travel websites and agencies and include our answers below. It will also have an option of other travelers to leave their own answers/suggestions/comments. The “ Traveler’s Blog” will be specific to the travelers who would like to share their experiences about the culture and their travel in Guatemala, connect and meet other people staying in the country and recommend goods or services not already listed on our website.

We intend to create our website in English at first, and later if we raise the maximum amount of money ($80,000) we expect to add pages in other languages such as Spanish and Portuguese.

CLIENTS/VENDORS

The company's primary markets are: any hotel/hostel/resort/camp ground/ bed & breakfast places, restaurants, bars, coffee places, shops, tours, language schools, non for profit organizations, bus companies etc. that look for ways to advertise their goods or services to the public around the World.

MARKETING

Initially, our main way of promoting our services will be by soliciting prospective clients directly and describing our website and the information available to all the public. Another way will be by arranging a meeting directly with the potential client through referrals.

Another main communications channel will be the digital media via Internet.  We plan to promote our website through our Facebook and Twitter account as well as advertise it on other websites through click-on link advertisements. We will print business cards and have our website and our telephone number listed on it. We will print out flyers advertising our website for both public and the potential vendors.

Furthermore, we plan to leave our flyers in different hostels/hotels/restaurants for potential travelers in order to create more traffic on our website.

At last, the best marketing of our business will be our free information to public. There will be no cost to public, and will have all the information on one website. The information will be available for both budget and higher spenders with different needs and interests. The website will include both free and paid activities for the public.

CUSTOMER SERVICE

We intend to follow-up on our clients to see if any changes to their advertisement needs to be made or if they would like to add more link ads. We will follow up either by telephoning our clients or directly by arranging an appointment with one of the managers.

AGREEMENT

At this time we have no agreements.

PRICES AND PAYING

We will charge our clients for every time that the public clicks on their advertisement link. The price will vary depending on the page the link ad is on, the size and the format of the advertisement.

Payments by Clients shall be due upon receipt of the invoice at the end of each month. Customer agrees to make payment within 14 days. Upon the expiry of this deadline, Customers shall be in default of payment.

COMPETITION

Our competition will include other online guide websites in Guatemala with the similar information available. However, since Internet became a huge part of our lives, most travelers look for links and websites online in order to book any accommodation or go to any restaurant. Moreover, having rating, comment section, and the blog on our website will help the public connect with each other and share their experiences.

Our other competition will include travel guidebooks available in stores and in libraries. However, it takes a year to publish and print books and many of them become outdated and some do not have ratings nor comment sections. The books are also not free which makes most of the public turn to the quicker and cheaper solution such as online guide sites. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, and support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of December 31, 2014, no shares of our common stock have traded.

Number of Holders

As of December 31, 2014, the 7,250,000 issued and outstanding shares of common stock were held by our director and our shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2014 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2014.

Our net loss for the fiscal year ended December 31, 2014 was $22,007 compared to a net loss of $ 616 during the fiscal year ended December 31, 2013. During fiscal year ended December 31, 2014, the Company has not generated any revenue.

During the fiscal year ended December 31, 2014, we incurred professional fees of $21,746 and administrative expenses of $ 261 compared to administrative expenses of $616 incurred during fiscal year ended December 31, 2013.

Expenses incurred during the fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013 increased primarily due to the increased scale and scope of business operations.

 The weighted average number of shares outstanding was 6,959,452 for the fiscal year ended December 31, 2014 and 6,000,000 for the period ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2014 AND 2013

As of December 31, 2014, our total assets were $9,093 comprised of cash and cash equivalents of $ 9,093 and our total liabilities were $716 comprised of loan from our director.

As of December 31, 2013, our total assets were $5,584 comprised of cash and cash equivalents of $5,484. Stockholders’ equity increased from $5,384 as of December 31, 2013 to $8,377 as of December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2014, net cash flows used in operating activities was $(22,007) consisting of a net loss of $(22,007). For the fiscal year ended December 31, 2013, net cash flows used in operating activities were $(616) consisting of a net loss of $ (616).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2014, net cash from financing activities was $25,000.  For the fiscal year ended December 31, 2013, net cash from financing activities was $6,100 consisting of $6,000 proceeds from sale of common stock and $100 of proceeds received from loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GUATE TOURISM INC.

Henderson, Nevada

FINANCIAL STATEMENTS

December 31, 2014 and 2013

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Guate Tourism Inc.

We have audited the accompanying balance sheet of Guate Tourism Inc. (A Development Stage Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guate Tourism Inc. (A Development Stage Company) for the period ended December 31, 2014 and 2013 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPAS, PLLC

Seattle, Washington

March 13, 2015

Guate Tourism Inc. (A Development Stage Company) Balance Sheets
ASSETS	December 31, 2014	December 31, 2013

Current Assets
Cash and cash equivalents	$9,093	5,484

Total Current Assets	9,093	5,484

Total Assets	$9,093	5,484

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Loan from director	$716	100

Total Liabilities	716	100

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 75,000,000 shares: 7,250,000 and 6,000,000 shares issued and outstanding respectively;	7,250	6,000
Additional paid in capital	23,750	0
Deficit Accumulated During the Development Stage	(22,623)	(616)

Total Stockholders’ Equity (Deficit)	8,377	5,384

Total Liabilities and Shareholders’ Deficit	$9,093	5,484

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

Guate Tourism Inc. (A Development Stage Company) Statements of Operations
	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	-	-

Operating Expenses
General and administrative Expenses	261	616
Professional fees	21,746	0

Total Operating Expenses	22,007	616

Net Loss From Operations	22,007	(616)

Net Loss	$(22,007)	(616)

Basic and diluted net loss per common share	$(0.00)	(0.00)

Weighted-average number of common shares outstanding	6,959,452	6,000,000

The accompanying notes are an integral part of these financial statements.

Guate Tourism Inc. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit)
	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception November 12, 2013	-	-	-	-	-

Shares issued for cash at $0.001 per share	6,000,000	6,000	-	-	6,000

Net Loss for the year ended December 31, 2013	-	-	-	(616)	(616)

Balance as of December 31, 2013	6,000,000	6,000	-	(616)	5,384

Shares issued for cash at $0.02 per share	1,250,000	1,250	23,750	-	25,000

Net Loss for the year ended December 31, 2014	-	-	-	(22,007)	(22,007)

Balance as of December 31, 2014	7,250,000	7,250	23,750	(22,623)	8,377

The accompanying notes are an integral part of these financial statements.

Guate Tourism Inc. (A Development Stage Company) Statements of Cash Flows
	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(22,007)	(616)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued Expenses	-	-

Net cash used in operating activities	(22,007)	(616)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	6,000
Loans from director	0	100

Net cash provided by financing activities	25,000	6,100

Net increase (decrease) in cash	2,993	5,484
Cash, beginning of the period	6,100	-
Cash, end of the period	$9,093	5,484

Supplemental Cash Flow Information:
Interest paid	$-	-
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

Guate Tourism Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Guate Tourism Inc. is a development stage company registered in the State of Nevada on November 12, 2013 formed to promote tourism advertising in Guatemala.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2013 and December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,484 of cash as of December 31, 2013 and $9,093 as of December 31, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

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

Going Concern

The independent auditors' review report accompanying our December 31, 2013 and our December 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

NOTE 3 – LOAN FROM DIRECTOR

On March 17, 2013, a director loaned $100 to the Company to open bank account.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $716 as of December 31, 2014.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 27, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On May 9, 2014, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

There were 7,250,000 shares of common stock issued and outstanding as of December 31, 2014.

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

The provision for Federal income tax consists of the following:

	December 31, 2014	December 31, 2013
Federal income tax benefit attributable to:
Current operations	$7,482	$209
Less: valuation allowance	(7,482)	(209)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carry over	$7,482	209
Less: valuation allowance	(7,482)	(209)
Net deterred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,139 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

As of December 31, 2014, the Company had net operating loss carry forwards of $22,007 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $22,007 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Organization’s management has evaluated events through the date that the financial statements were available to be issued, March 10, 2015, and through the date that they were filed and has no significant events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of

December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position

Blanca Bamaca Aldea San Luis Tuimuj San Marcos, Guatemala Franco Escobar Aldea San Luis Tuimuj San Marcos, Guatemala	26 40	President, Treasurer and Director Secretary

Biographical Information and Background of officer and director

Blanca Bamaca has been our president since November 12, 2013.  From 2006 to 2010 Ms. Bamaca studied Business and Advertising in the University of Guatemala. Starting from 2010 to present time she worked as a Manager in Sundowner Boutique hotel in San Marcos, Guatemala and part time devoting to starting up Guate Tourism Inc. Since Ms. Bamaca has studied Business and Commerce in the University we found her fitting for the role of a director of this company. She gained a lot of experience working as a Manager in Sundowner Boutique hotel where she learned how to manage, lead and raise a company. Also there she learned a lot about tourist business and have dealt a lot with the needs and the questions of tourists from around the world.

Franco Escobar, our secretary, studied at University of San Carlos where he majored in commerce from 1993 till 1997.  From 1998-2005 Mr. Escobar worked as a Sales Manager in the ASO Marketing company. From 2005-2013 Mr. Escobar worked as a Marketing Specialist at ESOMAR, Guatemala. Presently, Mr. Escobar is devoting his time to management of Guate Tourism Inc. Currently he devotes 20 hours a week to GUATE INC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Audit Committee

As we have only a sole director, we have not established an audit committee as at the date of this registration statement, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.

Director Nominees

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors. The company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

SIGNIFICANT EMPLOYEES

We have no employees other than our President, Blanca Bamaca, who currently devotes approximately thirty hours per week to company matters and Franco Escobar, our secretary, who currently devotes 20 hours per week to our operations.  As our business expands, Ms. Bamaca intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on November 12, 2013 until December 31, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Blanca Bamaca, President, Treasurer	November 12, 2013 to December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Franco Escobar, Secretary	November 12, 2013 to December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Blanca Bamaca Aldea San Luis Tuimuj San Marcos, Guatemala Franco Escobar Aldea San Luis Tuimuj San Marcos, Guatemala Director and Executive officer as a group (2 persons)	6,000,000 shares of common stock (director) - 6,000,000 shares of common stock	100 0%	% 100%

The percent of class is based on 6,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for the fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014 $	December 31, 2013 $
Audit Fees	2,750	2,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	3,750	0
Total	6,500	2,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUATE TOURISM INC.
Dated: March 13, 2015	By: /s/ Blanca Bamaca
Blanca Bamaca , President and Chief Executive Officer and Chief Financial Officer