Form 10-Q
period 2015-03-31
Guate Tourism Inc.
filed 2015-05-14
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Guatemala 5079360071

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2015
Common Stock: $0.001	7,250,000

3 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2015

ASSETS	March 31, 2015 Unaudited	December 31, 2014 Audited
Current Assets
Cash and cash equivalents	$ 0	$ 9,093
Total Current Assets	0	9,093
Other Assets
Prepaid Expense	1,375	0
Total Other Assets	1,375	0

Total Assets	$ 1,375	$ 9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	716	716
Total Liabilities	716	716

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 7,250,000 shares issued and outstanding respectively;	7,250	7,250
Additional paid in capital	23,750	23,750
Deficit accumulated during the development stage	(30,341)	(22,623)
Total Stockholders’ Equity	659	8,377

Total Liabilities and Stockholders’ Equity	$ 1,375	$ 9,093

See accompanying notes to financial statements.

4 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 (UNAUDITED)

	For the three months period ended March 31, 2015	For the three months period ended March 31, 2014

REVENUES	$ 0	$ 0

OPERATING EXPENSES
Administrative Expenses	4,195	0
Bank Service Charges	0	17
Professional Fees	3,523	5,006
Business License and Permit	0	0

TOTAL OPERATING EXPENSES	7,718	5,023

NET LOSS FROM OPERATIONS	(7,718)	(5,023)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (7,718)	$ (5,023)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,016,923	6,090,555

See accompanying notes to financial statements.

5 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 (UNAUDITED)

	For the three months ended March 31, 2015	For the three months period ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,717)	$ (5,023)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accrued Expenses		1,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,718)	(3,773)
CASH FHLOWS FROM INVESTING ACTIVITIES Prepaid Expenses	(1,375)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(1,375)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loans from director
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(9,093)	(3,773)
Cash, beginning of period	9,093	6,100
Cash, end of period	$ 0	$ 2,327

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to condensed financial statements

6 | Page

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,093 of cash as of December 31, 2014 and $0 as of March 31, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015.

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

The balance due to the director was $716 as of March 31, 2015.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 27, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On May 9, 2014, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

There were 7,250,000 shares of common stock issued and outstanding as of March 31, 2015.

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

8 | Page

NOTE 6 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of $22,007 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 7,482
Less: valuation allowance	(7,482)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,482
Less: valuation allowance	(7,482)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $22,007 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 28, 2015 to the date these financial statements were filed with the 10Q, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

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

Three Months Period Ended March 31, 2015 and Three Months Period Ended March 31, 2014

Our net loss for the three months period ended March 31, 2015 was $7,718. During both periods ended March 31, 2014 and March 31, 2014 we have not generated any revenue.

During the three month period ended March 31, 2015, our operating expenses were administrative expenses of $4,195 and professional fees $3,523. During the three months period ended March 31, 2014, our operating expenses were bank service charges $17 and professional fees of $5,006. The weighted average number of shares outstanding was 7,016,923 and 6,090,555 for the three months period ended March 31, 2015 and March 31,2014.

Liquidity and Capital Resources

Three Months Period Ended March 31, 2015

As at March 31, 2015, our total assets were $1,375. Total assets were comprised of $0 in cash and cash equivalents and $1,375 in prepaid expenses.  As at March 31, 2015, our current liabilities were $716. Stockholders’ equity was $659 as of March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended March 31, 2015, net cash flows used in operating activities was $(7,718). For the three months period ended March 31, 2014, net cash flows from operating activities was $(3,773).

Cash Flows from Investing Activities

10 | Page

For the three months period ended March 31, 2015, net cash flows used in investing activities was $(1,375). For the three months period ended March 31, 2014 we do not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

For the period ended March 31, 2015 and March 31, 2014 we do not have any net cash flows used in financing activities.

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

Going Concern

The independent auditors' review report accompanying our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Guate Tourism Inc.
Dated: May 13, 2015	By: /s/ Blanca Bamaca
Blanca Bamaca, President and Chief Executive Officer and Chief Financial Officer

13 | Page