Form 10-Q
period 2015-06-30
Guate Tourism Inc.
filed 2015-08-17
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
507-936-0071

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2015
Common Stock: $0.001	7,250,000

3 | Page

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalanche International Corporation and Subsidiary

We have reviewed the balance sheets of Guate Tourism, Inc. as of June 30, 2015 and December 31, 2014 and the related condensed statements of operations and cash flows for the three and six month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 9, 2015

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF JUNE 30, 2015 and DECEMBER 31, 2014

(UNAUDITED)

ASSETS	June 30, 2015 (Unaudited)	December 31, 2014 (Unaudited)
Current Assets
Cash and cash equivalents	$ 0	$ 9,093
Total Current Assets	0	9,093

Total Assets	$ 0	$ 9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	5,387	716
Total Liabilities	5,387	716

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 7,250,000 and 7,250,000 shares issued and outstanding respectively;	7,250	7,250
Additional paid in capital	23,750	23,750
Deficit accumulated during the development stage	(36,387)	(22,623)
Total Stockholders’ Equity	(5,387)	8,377

Total Liabilities and Stockholders’ Equity	$ 0	$ 9,093

See accompanying notes to financial statements.

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the three months period ended June 30, 2015	For the three months period ended June 30, 2014	For the six months period ended June 30, 2015	For the six months period ended June 30, 2014

REVENUES	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Administrative Expenses	0	160	4,195	177
Professional Fees	3,296	1,815	9,569	6,821

TOTAL OPERATING EXPENSES	3,296	1,975	13,764	6,998

NET LOSS FROM OPERATIONS	(3,296)	(1,975)	(13,764)	(6,998)
PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (3,296)	$ (1,975)	$ (13,764)	$ (6,998)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,016,923	7,250,000	6,959,452	6,000,000

See accompanying notes to financial statements.

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (13,764)	$ (6,998)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accrued Expenses		1,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,764)	(5,748)
CASH FHLOWS FROM INVESTING ACTIVITIES Prepaid Expenses	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock
Loans from director	4,671	0
APIC		23,750
Capital Stock		1,250
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,671	25,000

NET INCREASE IN CASH	(9,093)	19,252
Cash, beginning of period	9,093	6,100
Cash, end of period	$ 0	$ 25,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

F-3

GUATE TOURISM INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,093 of cash as of December 31, 2014 and $0 as of June 30, 2015.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through June 30, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – LOAN FROM DIRECTOR

On November 12, 2013, a director loaned $616 to the Company to pay for incorporation fees.

On March 17, 2013, a director loaned $100 to the Company to open bank account.

On March 1, 2015, a director loaned $1,375 to the Company to pay for accounting fees.

On May 31, 2015, a director loaned $ 796 to the Company to pay for professional fees.

On June 11, 2015, a director loaned $2,500 to the Company to pay for OTCQB application fees.\

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,387 as of June 30, 2015.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 27, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On May 9, 2014, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

There were 7,250,000 shares of common stock issued and outstanding as of June 30, 2015.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 9, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

4 | Page

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

Three Months Periods Ended June 30, 2015 and 2014 and Six Months Periods Ended June 30, 2015 and 2014

Our net loss for the three months periods ended June 30, 2015 and 2014 were $3,296 and $1,975.  Our net loss for the six months periods ended June 30, 2015 and 2014 were $13,764 and $6,998.  During these periods ended June 30, 2015 and 2014 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2015

As at June 30, 2015, our total assets were $0.  As at June 30, 2015, our current liabilities were $5,387. Stockholders’ equity was $(5,387) as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended June 30, 2015 and 2014, net cash flows used in operating activities was $13,764 and $5,748.

Cash Flows from Investing Activities

5 | Page

For the six months periods ended June 30, 2015 and 2014 we do not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

For the six months periods ended June 30, 2015 and 2014 net cash flows used in financing activities was $4,671 and $25,000.

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

Going Concern

The independent auditors' review report accompanying our December 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

6 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

7 | Page

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

Guate Tourism Inc.
Dated: August 14, 2015	By: /s/ Blanca Bamaca
Blanca Bamaca, President and Chief Executive Officer and Chief Financial Officer

8 | Page