Form 10-Q
period 2015-09-30
Guate Tourism Inc.
filed 2015-11-12
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

1255 W. Rio Salado Pkwy, Suite 215
Tempe, AZ 85281

480-339-0181
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
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:
Class Common Stock: $0.001	Outstanding as of November 6, 2015, 7,250,000

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GUATE TOURISM INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$-	$9,093

Total Assets	$-	$9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$405	$-
Loan from director	-	716
Total Liabilities	405	716

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized,
7,250,000 and 7,250,000 shares issued and outstanding respectively;	7,250	7,250
Additional paid in capital	30,512	23,750
Accumulated deficit	(38,167)	(22,623)
Total Stockholders’ Equity (Deficit)	(405)	8,377

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$9,093

See accompanying notes to financial statements.

GUATE TOURISM INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Administrative Expenses	405	42	4,600	219
Professional fees	1,375	1,550	10,944	7,121
TOTAL OPERATING EXPENSES	1,780	1,592	15,544	7,340

LOSS BEFORE INCOME TAX	(1,780)	(1,592)	(15,544)	(7,340)

Income tax provision	-	-	-	-

NET LOSS	$(1,780)	$(1,592)	$(15,544)	$(7,340)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,250,000	7,250,000	7,250,000	6,000,000

See accompanying notes to financial statements.

GUATE TOURISM INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,544)	$(7,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	405	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,139)	(7,340)

CASH FHLOWS FROM INVESTING ACTIVITIES
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,000
Loans from director	6,046	616
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,046	25,616

NET INCREASE (DECREASE) IN CASH	(9,093)	18,276
Cash, beginning of period	9,093	5,484
Cash, end of period	$-	$23,760

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Loan forgiven by director	$6,762	$-

See accompanying notes to financial statements.

GUATE TOURISM INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Guate Tourism Inc. registered in the State of Nevada on November 12, 2013 and was formed to promote tourism in Guatemala. Guate Tourism Inc. will position itself to take full advantage of the promoting tourism and advertising its vendors in Guatemala.

On September 11, 2015, the major shareholder of the Company sold 6,000,000 common shares owned by her to unrelated 3rd parties. These 6,000,000 common shares represent 82.8% of common stock of the Company. As a result, the Company changed control on September 11, 2015.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2014 contained in the Company's Form 10-K filed on March 13, 2015.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through September 30, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 3 – LOAN FROM DIRECTOR

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

Prior to December 31, 2014, one of the Company's directors advanced to the Company an amount of $716 by the way of loan. During the nine months ended September 30, 2015, this director advanced another $6,046 to the Company.

During the three months ended September 30, 2015, total loan balance of $6,762 was forgiven by this director and was recorded as additional paid-in capital. As at September 30, 2015 and December 31, 2014, the Company owed $0 and $716 to this director, respectively.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 27, 2013, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On May 9, 2014, the Company issued 1,250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

There were 7,250,000 shares of common stock issued and outstanding as at September 30, 2015 and December 31, 2014.

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

NOTE 6 – SUBSEQUENT EVENTS

On October 16, 2015, the Board of Directors of the Company approved the following:

•	to change the Company’s name to “Agro Capital Management Corp.”;
•	to change the Company’s ticker symbol to “ACMB”;
•	to increase the Company’s authorized shares of common stock from 75,000,000 to 300,000,000; and
•	to increase the number of the Company’s total issued and outstanding shares of common stock by conducting forward split of such shares at the rate of 10 shares for every 1 share currently issued and outstanding.

The Company’s name change and increase in authorized shares to 300,000,000 became effective with the Nevada Secretary of State on October 29, 2015.  The other changes were submitted to the Financial Industry Regulatory Authority (“FINRA”) for approval. FINRA's approval of such changes remains pending as of the filing of this quarterly report.

The Company’s management has evaluated events through the date that the financial statements were available to be issued, November 10, 2015, and through the date that they were filed and has no other significant events to disclose.

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

Three Month Periods Ended September 30, 2015 and 2014 and Nine Month Periods Ended September 30, 2015 and 2014

Our net loss for the three month periods ended September 30, 2015 and 2014 were $1,780 and $1,592, respectively.  Our net loss for the nine month periods ended September 30, 2015 and 2014 were $15,544 and $7,340, respectively.  During these periods ended September 30, 2015 and 2014 we have not generated any revenue.

Liquidity and Capital Resources

Three Month Period Ended September 30, 2015

As at September 30, 2015, our total assets were $0.  As at September 30, 2015, our current liabilities were $405. Stockholders’ equity was $(405) as of September 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month periods ended September 30, 2015 and 2014, net cash flows used in operating activities was $15,139 and $7,340, respectively.

4

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2015 and 2014 we do not have any net cash flows provided by investing activities.
Cash Flows from Financing Activities
For the nine month periods ended September 30, 2015 and 2014 net cash flows provided by financing activities was $6,046 and $25,616, respectively.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

5

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

6

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

32.2 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guate Tourism Inc.
Dated: November 12, 2015	By: /s/ Christopher Xavier Dorairaj
Christopher Xavier Dorairaj Chief Executive Officer

Guate Tourism Inc.
Dated: November 12, 2015	By: /s/ Har Yee Ken
Har Yee Ken Deputy Executive Officer, Treasurer and Secretary

7