Form 10-K
period 2015-12-31
AGRO CAPITAL MANAGEMENT CORP.
filed 2016-05-13
CIK 1598323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-185928

AGRO CAPITAL MANAGEMENT CORP.
 (Exact name of registrant as specified in its charter)

Nevada	2013	EIN 33-1230673
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1255 W. Rio Salado Parkway
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

As of April 15, 2016, the registrant had 72,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 15, 2016.

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

GENERAL

Agro Capital Management Corp. (“Agro Capital” or the “Company”) formerly known as Guate Tourism Inc. was incorporated in the State of Nevada on November 12, 2013. Until September 11, 2015, the Company operated an online tourist guide company in Guatemala helping public from all over the World to find the best accommodation/restaurant/tour/city/program etc. depending on their budget and interests. On September 11, 2015, the Company underwent a change of control, which was the result of the Company’s largest shareholder, Ms. Blanca Bamaca, resigning as an officer and director and selling in a private transaction 6 million shares of the Company’s common stock, which represented 82.8% of the Company’s issued and outstanding shares of common stock.

Subsequently, we have abandoned our prior business plan and have entered into a new business enterprise. On December 31, 2015, the Company entered into a Share Exchange Agreement whereby it agreed to issue 30 million shares of its common stock in exchange for all of the issued and outstanding shares of Agro Capital Management Berhad, a Malaysian corporation (the “Agro Malay”). The Company closed its acquisition of the Agro Malay on April 30, 2016. The business of Agro Capital is to now manage, expand, develop and own Agro Malay.

Agro Malay is principally engaged in aquaculture development in Malaysia. Its core business is in the trading, exporting and production of aquaculture related products. Agro Malaysia has also been appointed as the management partner of several joint venture projects with the Ministry of Agriculture (MOA), Malaysia, to operate existing aquaculture infrastructure projects in Malaysia.

In October 2015, Agro Malay was awarded with a 40.47-hectare (ha) farmland in Sungai Miang, Pekan for a concessionary aquaculture project in Pahang. The land, which is part a 108.46-ha aquaculture project in the area, was awarded by Rumpun Timur Sdn Bhd, a subsidiary of the Pahang State Development Corporation. The award was an addition to the existing 20.23-ha Agro Malay has within the same aquaculture project area, bringing the company’s total land size in Pekan to 60.7-ha.

We anticipate commercially farming marine shrimp for export and distribution to local retailers.

Aquaculture is increasingly becoming a way to produce marine fish and shellfish in through sustainable methods for consumption and export, without causing additional strain to natural seafood populations.

We recognise the need to help meet increasing market demands for seafood, and hence, will continue our efforts to develop sustainable methods of cultivation in a cost-effective manner.

We intend to expand Agro Malay into a fully-integrated aquaculture company in the future by developing our own research and development, hatcheries, aquaculture feeds, grow-out operations, processing plant operations, seafood sales and marketing.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

Agro Capital does not own any real estate or other properties. Its subsidiary, Agro Malay, holds concessions over a total of 60.8 hectares which consists of farmland and other property and is part of a 108.46 hectare aquaculture project in the area. The property is located in Pahang, Malaysia and was awarded by Rumpun timur Sdn Bhd, a subsidiary of the Pahang State Development Corporation. The concessions grant Agro Malaysia exclusive control and use over the property in exchange for the company’s promise to use the land for aquaculture purposes. Agro Malaysia is in the process of developing plans for such use.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 15, 2016, no shares of our common stock have traded.

Number of Holders

As of April 15, 2016, our 72,500,000 issued and outstanding shares of common stock were held by thirty-nine (39) shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2015 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED DECEMBER 31, 2014 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015.

Our net loss for the fiscal year ended December 31, 2015 was $46,402 compared to a net loss of $22,007 during the fiscal year ended December 31, 2014. During fiscal year ended December 31, 2015, the Company has not generated any revenue.

During the fiscal year ended December 31, 2015, we incurred professional fees of $46,377 and administrative expenses of $25 compared to professional fees of $21,746 and administrative expenses of $261 incurred during fiscal year ended December 31, 2014.

Expenses incurred during the fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2014 increased primarily due to the increased scale and scope of business operations.

The weighted average number of shares outstanding was 72,500,000 for the fiscal year ended December 31, 2015 and 69,594,520 for the period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2015, our total assets were $15,445 comprised of cash and cash equivalents of $15,445 and our total liabilities were $50,603.

As of December 31, 2014, our total assets were $9,093 comprised of cash and cash equivalents of $ 9,093 and our total liabilities were $716 comprised of loan from our director.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2015, net cash flows used in operating activities was $(44,873) consisting of a net loss of $(46,402) and an increase in accounts payable of $1,529. For the fiscal year ended December 31, 2014, net cash flows used in operating activities were $(22,007) consisting of a net loss of $ (22,007).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2015, net cash from financing activities was $51,225.  For the fiscal year ended December 31, 2014, net cash from financing activities was $25,000 consisting of $25,000 proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, shareholder loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, debt instruments and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2015 and December 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements appear beginning on page F-1, immediately following the signature page of this report.
Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure
There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.
Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.  generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

o
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework -2013 .  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the existence of the material weaknesses as of December 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:
●
We do not have an Audit Committee.  While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●
Inadequate segregation of duties within an account or process.  Management has determined that it does not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

●
 Accounting Subject to Management Override.   Management has determined that its existing policies and procedures subject the accounting to management override.  This deficiency could result in unintended, misleading entries being made in the financial system.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Remediation Plan for Material Weaknesses
The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered.
Management formulated a remediation plan that we will continue to implement in our fiscal year 2016, as capital permits, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.
We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.
Changes in Internal Control Over Financial Reporting
If capital allows, we shall implement the measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2016, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position

Christopher Xavier Dorairaj 46, Jalan Denai Selaton 4 Southlake Desa Park City Kuala Lumpur	35	Chief Executive Officer, Secretary, Treasurer and Member of the Board of Directors
Michael Marcus Liew No. 62, The Breezeway, No. 12A Persiaran Residence Desa Park City Kuala Lumpur 52200 Malaysia	25	Member of the Board of Directors
Michael Xavier Dorairaj 46, Jalan Denai Selatan 4 Southlake Desa Park City Kuala Lumpur 52200 Malaysia	33	Member of the Board of Directors

Biographical Information and Background of officer and director

Christopher Xavier Dorairaj

Mr. Chris Dorairaj holds more than 10 years sales and management experience with a proven track record of sales achievements. He has experience in business development with excellent negotiation and communication skills to influence decision making. Since 2013 to the present, Mr. Dorairaj has been the Vice President of Sales at Agro Equities during which time he initiated and established new sales office set ups in the region across different industries and segments.

His previous employment was with Energy Advisory San Bhd from 2009 until 2012 and Walton International Group from 2003 until 2009 has contributed significantly towards his leadership skills and role proven management skills to perform well in a sales environment and identifying potential companies to be invested in ASEAN.

His appointment with Agro Capital Management Corp. was his latest achievement as he has structured and managed a local ASEAN entity, which is an aquaculture based company to be a profit making entity to be eligible and have the financial strength to perform a reverse takeover of the US entity and sustain itself in the open market.

Michael Xavier Dorairaj

Mr. Michael Dorairaj currently has held the position as the Chief Executive Officer of Agro Equities Berhad since 2013 and currently sits on the Board of Directors of Agro Capital Management Berhad Malaysia. He holds a Bachelor’s Degree in Business Administration from the University of London after graduating in 2003. Mr. Michael Dorairaj’s passion is in capital markets. Since 2006 until 2008, during his 2-year stint with a local interest scheme company, he gained experience and expertise in managing interest scheme’s products.

In 2008 until 2010, he gained valuable managerial skills by joining Champion Consultancy Pte Ltd as the director whereby his responsibilities include managing and supervising more than 150 employees of the company. With the requisite experiences, he joined Global Premier Financial Solutions Pte Ltd as the Chief Operating Officer in 2010.

Michael Marcus Liew

Mr. Liew is the Managing Director of Agro Equities Berhad since 2013 and currently sits on the Board of Directors of Agro Capital Berhad Malaysia. His forte is in developing business opportunities for the company. He has extensive experience in the world of business, especially in the areas of human resources, property management and, financial services.

Apart from holding stakes in various business interests globally, he has successfully improved the bottom line of Agro Equities Berhad over the years and has led Agro Equities Berhad to a much greater success.

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

Audit Committee
Until recently, we only had one (1) member of our Board of Directors and as such we have not established an audit committee as at the date of this annual report, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.
Director Nominees
We do not have a nominating committee. Our existing directors will in the future select individuals to stand for election as members of our board of directors. The Company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

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

SIGNIFICANT EMPLOYEES

We have no employees other than our President, Christopher Xavier Dorairaj, who currently devotes approximately thirty hours per week to company matters. As our business expands, Mr. Dorairaj intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on December 31, 2014 until December 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Christopher Xavier Dorairaj, CEO	December 31, 2014 to December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Har Ye Ken, Secretary	December 31, 2014 to December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 15, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock
Christopher Xavier Dorairaj
46, Jalan Denai Selaton 4
Southlake Desa Park City
Kuala Lumpur

Dato’ Michael Marcus Liew
No. 62, The Breezeway No. 12, Persiaran Residence
Desa Park City
Kuala Lumpur, Malaysia

Dato’ Michael Xavier Dorairaj
46, Jalan Denai Selaton 4
Southlake Desa Park City
Kuala Lumpur

 (3 persons)
		6,000,000 shares of common stock (director) 6,990,000 shares of common stock (officer) 7,000,000 shares of common stock 19,990,000	8.276% 9.655% 9.655% 27.57%

The percent of class is based on 72,500,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

On September 11, 2015, a change in control of the Company occurred by virtue of the Company's largest shareholder Blanca Bamaca selling all of the shares of the Company's common stock that she owned, which was in the amount of 6,000,000 shares, to certain third party investors. Such shares sold by Ms. Bamaca represented 82.8% of the Company's total issued and outstanding shares of common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	3,750	6,875
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	3,750	6,875

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
Item 15. Exhibits
The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRO CAPITAL MANAGEMENT CORP.
Dated: May 12, 2016	By: /s/ Christopher Xavier Dorairaj
Christopher Xavier Dorairaj, Chief Executive Officer and member of the Board of Directors

AGRO CAPITAL MANAGEMENT CORP.
Dated: May 12, 2016	By: /s/ Michael Xavier Dorairajz Member of the Board of Directors
AGRO CAPITAL MANAGEMENT CORP.
Dated: May 12, 2016	By: /s/ Michael Xavier Dorairajz
Member of the Board of Directors

INDEX TO FINANCIAL STATEMENTS

AGRO CAPITAL MANAGEMENT CORP.
fka GUATE TOURISM INC.

FINANCIAL STATEMENTS

December 31, 2015 and 2014

GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Agro Capital Management Corp.

We have audited the accompanying balance sheets of Agro Capital Management Corp. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Agro Capital Management Corp. for the years ended December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington
April 13, 2016

AGRO CAPITAL MANAGEMENT CORP.
fka GUATE TOURISM INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$15,445	$9,093
TOTAL ASSETS	15,445	9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,529	$-
Due to previous director	-	716
Due to shareholder	49,074	-
Total Liabilities	50,603	716

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 300,000,000 shares authorized, 72,500,000 and 72,500,000 shares issued and outstanding respectively;*	72,500	72,500
Additional paid-in capital	(38,633)	(41,500)
Accumulated deficit	(69,025)	(22,623)
Total Stockholders’ Equity (Deficit)	(35,158)	8,377
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,445	$9,093

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
fka GUATE TOURISM INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Administrative Expenses	25	261
Professional fees	46,377	21,746
Total Operating Expenses	46,402	22,007

LOSS BEFORE INCOME TAXES	(46,402)	(22,007)
Provision for income taxes	-	-

NET LOSS	$(46,402)	$(22,007)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	72,500,000	69,594,520

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
fka GUATE TOURISM INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2013	60,000,000	$60,000	$(54,000)	$(616)	$5,384
Shares issued for cash at $0.02 per share	12,500,000	12,500	12,500	-	25,000
Net loss	-	-	-	(22,007)	(22,007)
Balance - December 31, 2014	72,500,000	72,500	(41,500)	(22,623)	8,377
Loans forgiven by prior director	-	-	2,867	-	2,867
Net loss	-	-	-	(46,402)	(46,402)
Balance - December 31, 2015	72,500,000	$72,500	$(38,633)	$(69,025)	$(35,158)

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
fka GUATE TOURISM INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,402)	$(22,007)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,529	-
Net cash provided by operating activities	(44,873)	(22,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous director	6,346	-
Repayment to previous director	(4,195)	-
Loans from shareholder	49,074	-
Proceeds from sale of common stock	-	25,000
Net cash provided by financing activities	51,225	25,000

Net increase in cash and cash equivalents	6,352	2,993
Cash and cash equivalents - beginning of period	9,093	6,100
Cash and cash equivalents - end of period	$15,445	$9,093

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Loans forgiven by prior director	$2,867	$-

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
fka GUATE TOURISM INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Agro Capital Management Corp. (the “Company”) registered as Guate Tourism Inc. in the State of Nevada on November 12, 2013 and was formed to promote tourism in Guatemala.

On September 11, 2015, the major shareholder of the Company sold 6,000,000 common shares owned by her to unrelated 3rd parties. These 6,000,000 common shares represent 82.8% of common stock of the Company. As a result, the Company changed control on September 11, 2015.

On October 29, 2015, the Company filed Articles of Merger with the Secretary of State of the State of Nevada whereby the Company conducted a statutory merger with its wholly-owned subsidiary Agro Capital Management Corp., which was incorporated on October 29, 2015 and changed its name in connection therewith to “Agro Capital Management Corp”.

In connection therewith the Company also amended its Articles of Incorporation to (i) increase the Company’s authorized number of shares of common stock from 75,000,000 to 300,000,000 and (ii) increase the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of ten (10) shares for every one (1) share currently issued and outstanding (the “Forward Split”).

On December 11, 2015, the name change and Forward Split were effected in the market by Financial Industry Regulatory Authority (“FINRA”). The Company’s ticker symbol became “ACMB”.

The financial statements have been retroactively adjusted to give effect to the 10 for 1 forward split.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,445 and $9,093 cash as at December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to related party. The fair value of these financial instruments approximates carrying amount due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. At this time the company has no revenue.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through December 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RELATED PARTIES TRANSACTIONS

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

Prior to December 31, 2014, one of the Company's previous directors advanced to the Company an amount of $716 by the way of loan. During the year ended December 31, 2015, this director advanced another $6,346 to the Company and received $4,195 repayment from the Company. During the year ended December 31, 2015, total loan balance of $2,867 was forgiven by this director and was recorded as additional paid-in capital. As at December 31, 2015 and 2014, the Company owed $0 and $716 to this director, respectively.

During the year ended December 31, 2015, one of the Company’s shareholders advanced to the Company an amount of $49,074. As at December 31, 2015 and 2014, the Company owed $49,074 and $0 to this shareholder, respectively.

NOTE 5 – COMMON STOCK

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

On March 27, 2013, the Company issued 60,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.0001 per share.

On May 9, 2014, the Company issued 12,500,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

No shares were issued during the year ended December 31, 2015.

There were 72,500,000 shares of common stock issued and outstanding as at December 31, 2015 and 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

The Company has no commitments or contingencies as of December 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 7 – INCOME TAXES

 The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provisions for refundable federal income tax at 34% for the years ended December 31, 2015 and 2014 consist of the following:

	Years Ended
	December 31,
	2015	2014
Federal income tax benefit attributable to:
Current operations	$15,777	$7,482
Less: valuation allowance	(15,777)	(7,482)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of December 31, 2015 and 2014 are as follows:

	Years Ended
	December 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carry over	$23,469	$7,692
Less: valuation allowance	(23,469)	(7,692)
Net deferred tax asset	$-	$-

As of December 31, 2015, the Company had net operating loss carry forwards of $69,025 that may be available to reduce future years’ taxable income in varying amounts through 2031. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $69,025 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

On December 31, 2015, the Company entered into a share exchange agreement with shareholders of Argo Capital Management Berhad, a Malaysian corporation. Pursuant to the exchange agreement, the Company will issue 30,000,000 common shares to exchange 100% issued and outstanding shares of Argo Capital Management Berhad. On April 30, 2016, this transaction was completed.

The Organization’s management has evaluated events through the date that the financial statements were available to be issued, April 13, 2016, and through the date that they were filed and has no other significant events to disclose.