Form 10-Q
period 2016-03-31
AGRO CAPITAL MANAGEMENT CORP.
filed 2016-05-23
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:
Class Common Stock: $0.001	Outstanding as of May 15, 2016: 102,500,000

AGRO CAPITAL MANAGEMENT CORP.
Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)

ASSETS
Current Assets
Cash and cash equivalents	$61	$15,445
Prepaid expenses and deposits	11,074	-
Total Current Assets	11,135	15,445
TOTAL ASSETS	11,135	15,445

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,364	$1,529
Due to shareholder	59,954	49,074
Total Liabilities	61,318	50,603

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 300,000,000 shares authorized, 72,500,000 and 72,500,000 shares issued and outstanding respectively;*	72,500	72,500
Additional paid-in capital	(38,633)	(38,633)
Accumulated deficit	(84,050)	(69,025)
Total Stockholders’ Equity (Deficit)	(50,183)	(35,158)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,135	$15,445

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)

REVENUE	$-	$-

OPERATING EXPENSES
Administrative Expenses	5,000	4,195
Professional fees	10,025	3,523
Total Operating Expenses	15,025	7,718

LOSS BEFORE INCOME TAXES	(15,025)	(7,718)
Provision for income taxes	-	-

NET LOSS	$(15,025)	$(7,718)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	72,500,000	70,169,230

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,025)	$(7,718)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(165)	-
Amortization of prepaid expenses	2,500
Prepaid expense additions	(13,574)	(1,375)
Net cash used in operating activities	(26,264)	(9,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholder	10,880	-
Net cash provided by financing activities	10,880	-

Net decrease in cash and cash equivalents	(15,384)	(9,093)
Cash and cash equivalents - beginning of period	15,445	9,093
Cash and cash equivalents - end of period	$61	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Loans forgiven by prior director	$-	$-

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.
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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2016 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2015 contained in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through March 31, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

During the three months ended March 31, 2016, one of the Company’s shareholders paid on behalf of the Company an amount of $10,880. As of March 31, 2016, and December 31, 2015, the Company owed $59,954 and $49,074 to this shareholder, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of regulatory fees paid in advance, and prepayment for services.  Prepaid expenses are amortized as the related expense is incurred.

NOTE 6 – COMMON STOCK

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the three month period ending March 31, 2016.

There were 72,500,000 shares of common stock issued and outstanding as at March 31, 2016, and December 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company has no commitments or contingencies as of March 31, 2016.

NOTE 8 – SUBSEQUENT EVENTS

On December 21, 2015, the Company entered into a share exchange agreement with shareholders of Argo Capital Management Berhad, a Malaysian corporation, whereby the Company agreed to acquire 100% issued and outstanding shares of Argo Capital Management Berhad in exchange for 30,000,000 common shares of the Company’s common stock. This acquisition was completed and closed on April 30, 2016.

The Organization’s management has evaluated events through the date that the financial statements were available to be issued, and through the date that they were filed, and has no other significant events to disclose.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Agro Capital Management Corp. (“Agro Capital” or the “Company”) formerly known as Guate Tourism Inc., was incorporated in the State of Nevada on November 12, 2013. Until September 11, 2015, the Company operated an online tourist guide company in Guatemala helping public from all over the world to find the best accommodation/restaurant/tour/city/program etc. depending on their budget and interests. On September 11, 2015, the Company underwent a change of control, which was the result of the Company’s largest shareholder, Ms. Blanca Bamaca, resigning as an officer and director and selling in a private transaction 6 million shares of the Company’s common stock, which represented 82.8% of the Company’s issued and outstanding shares of common stock.

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

We anticipate commercially farming marine shrimp for export and distribution to local retailers. Aquaculture is increasingly becoming a way to produce marine fish and shellfish in through sustainable methods for consumption and export, without causing additional strain to natural seafood populations. We recognize the need to help meet increasing market demands for seafood, and hence, will continue our efforts to develop sustainable methods of cultivation in a cost-effective manner.

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

Three Month Periods Ended March 31, 2016 and 2015

Our net loss for the three-month period ended March 31, 2016 was $15,025. During the three-month period ended March 31, 2015 was $7,718.

During the three-month period ended March 31, 2016, our operating expenses were $15,025, which consisted of $10,025 in professional fees and $5,000 in administrative expenses, compared to $3,523 and $4,195, respectively for the same period from the prior year. Our professional fees increased due to the legal work associated with the acquisition of Agro Capital Management Berhad, a Malaysian corporation. The weighted average number of shares outstanding was 72,500,000 for the three months period ended March 31, 2016.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2016

As at March 31, 2016, our total assets were $11,135.  As at March 31, 2016, our current liabilities were $61,318. Stockholders’ equity (deficit) was $(50,183) as of March 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month periods ended March 31, 2016 and 2015, net cash flows used in operating activities was $(26,264) and $(9,093), respectively.

Cash Flows from Investing Activities

For the period ended March 31, 2016 and March 31, 2015, we do not have any net cash flows used in investing activities.

Cash Flows from Financing Activities
For the three month period ended March 31, 2016, net cash flows received from financing activities was $10,880, which was the result of a shareholders’ loan to the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 7, 2016, the Company accepted the resignation of Har Yee Ken as Deputy Executive Officer.

On February 15, 2016, the Company appointed Michael Marcus Liew and Michael Xavier Dorairaj as members of the Board of Directors.

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

Agro Capital Management Corp.
Dated: May 23, 2016	By: /s/ Christopher Xavier Dorairaj
Christopher Xavier Dorairaj Chief Executive Officer