Form 10-Q
period 2016-06-30
AGRO CAPITAL MANAGEMENT CORP.
filed 2016-09-28
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class Common Stock: $0.001	Outstanding as of September 27, 2016: 72,500,000

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)

ASSETS
Current Assets
Cash and cash equivalents	$45	$15,445
Prepaid expenses and deposits	6,656	-
Total Current Assets	6,701	15,445
TOTAL ASSETS	6,701	15,445

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$7,939	$1,529
Due to shareholder	65,039	49,074
Total Liabilities	72,978	50,603

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 300,000,000 shares authorized,
72,500,000 and 72,500,000 shares issued and outstanding respectively;*	72,500	72,500
Additional paid-in capital	(38,633)	(38,633)
Accumulated deficit	(100,144)	(69,025)
Total Stockholders’ Equity (Deficit)	(66,277)	(35,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,701	$15,445

_________

* Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six months ended
	June30,		June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Administrative Expenses	2,840	-	7,840	4,195
Professional fees	13,254	3,296	23,279	9,569
Total Operating Expenses	16,094	3,296	31,119	13,764

LOSS BEFORE INCOME TAXES	(16,094)	(3,296)	(31,119)	(13,764)
Provision for income taxes	-	-	-	-

NET LOSS	$(16,094)	$(3,296)	$(31,119)	$(13,764)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	72,500,000	70,169,230	72,500,000	69,594,520

_________

* Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,119)	$(13,764)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,410	-
Amortization of prepaid expenses	5,000
Prepaid expense additions	(11,656)	-
Net cash used in operating activities	(31,365)	(13,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous director	-	4,671
Repayment to previous director	-	-
Loans from shareholder	15,965	-
Proceeds from sale of common stock	-
Net cash provided by financing activities	15,965	4,671

Net decrease in cash and cash equivalents	(15,400)	(9,093)
Cash and cash equivalents - beginning of period	15,445	9,093
Cash and cash equivalents - end of period	$45	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months June 30, 2016 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2015 contained in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through June 30, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

During the six months ended June 30, 2016, one of the Company’s shareholders paid on behalf of the Company an amount of $15,965. As of June 30, 2016, and December 31, 2015, the Company owed $65,039 and $49,074 to this shareholder, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of regulatory fees paid in advance, and prepayment for services.  Prepaid expenses are amortized as the related expense is incurred.

NOTE 6 – COMMON STOCK

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the six month period ending June 30, 2016.

There were 72,500,000 shares of common stock issued and outstanding as at June 30, 2016, and December 31, 2015.

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

The Company has no commitments or contingencies as of June 30, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Effective September 19, 2016, the Company rescinded the transactions under the Share Exchange Agreement, dated December 31, 2015 (“Share Exchange Agreement”), by and among, the Company, Capital Epitome Sdn Bhd, a private Malaysian corporation (“CE”), and Dato Mohd Nasir Bin Baba, a Malaysian citizen (“Dato Mohd Nasir” and together with CE, the “Owners”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Agro Capital Management Berhad, a Malaysian corporation (“Target Shares”), in exchange for 30,000,000 shares of the Company’s common stock issued to CE and Dato Mohd Nasir (the “Exchange Shares”).

The Company and the Owners decided to unwind and rescind the transactions and share issuances pursuant to the Share Exchange Agreement due to, among other reasons, the lack of currently available information regarding Agro Capital Management Berhad, a Malaysian corporation (“Target”) necessary for the Company to complete a full financial audit of Target for the two (2) prior fiscal years. As a result, the acquisition held little to no value for the Company’s shareholders, including CE and Dato Mohd Nasir, who became shareholders as a result of such transaction, it therefore became mutually beneficial to all parties for the transactions to be rescinded and return each party to their former positions. In connection with the unwinding and rescission of the transactions under the Share Exchange Agreement, the Target Shares were returned to the Owners and the Exchange Shares were returned to the Company for cancellation.

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

Effective September 19, 2016, the Company rescinded the transactions under the Share Exchange Agreement, dated December 31, 2015 (“Share Exchange Agreement”), by and among, the Company, Capital Epitome Sdn Bhd, a private Malaysian corporation (“CE”), and Dato Mohd Nasir Bin Baba, a Malaysian citizen (“Dato Mohd Nasir” and together with CE, the “Owners”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Agro Capital Management Berhad, a Malaysian corporation (“Target Shares”), in exchange for 30,000,000 shares of the Company’s common stock issued to CE and Dato Mohd Nasir (the “Exchange Shares”).

The Company and the Owners decided to unwind and rescind the transactions and share issuances pursuant to the Share Exchange Agreement due to, among other reasons, the lack of currently available information regarding Agro Capital Management Berhad, a Malaysian corporation (“Target”) necessary for the Company to complete a full financial audit of Target for the two (2) prior fiscal years. As a result, the acquisition held little to no value for the Company’s shareholders, including CE and Dato Mohd Nasir, who became shareholders as a result of such transaction, it therefore became mutually beneficial to all parties for the transactions to be rescinded and return each party to their former positions. In connection with the unwinding and rescission of the transactions under the Share Exchange Agreement, the Target Shares were returned to the Owners and the Exchange Shares were returned to the Company for cancellation.

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

Three Month Periods Ended June 30, 2016 and 2015 and Six Month Periods Ended June 30, 2016 and 2015

Our net loss for the three month periods ended June 30, 2016 and 2015 was $16,094 and $3,296, respectively.  Our net loss for the six month periods ended June 30, 2016 and 2015 was $31,119 and $13,764, respectively.  During the three and six month periods ended June 30, 2016 and 2015 we have not generated any revenue.

Liquidity and Capital Resources

As at June 30, 2016, our total assets were $6,701.  As at June 30, 2016, our current liabilities were $72,978. Stockholders’ deficit was $66,277 as of June 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2016 and 2015, net cash flows used in operating activities were $31,365 and $13,764, respectively.

Cash Flows from Investing Activities

For the six months periods ended June 30, 2016 and 2015 we had no net cash flows used in, or provided by, investing activities.

Cash Flows from Financing Activities

For the six month periods ended June 30, 2016 and 2015 net cash flows provided by financing activities were $15,965 and $4,671, respectively.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the anticipated growth of our business.

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

Going Concern

The independent auditors' review report accompanying our December 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2016, the Company closed the transactions under the Share Exchange Agreement, dated December 31, 2015 (“Share Exchange Agreement”), by and among, the Company, Capital Epitome Sdn Bhd, a private Malaysian corporation (“CE”), and Dato Mohd Nasir Bin Baba, a Malaysian citizen (“Dato Mohd Nasir” and together with CE, the “Owners”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Agro Capital Management Berhad, a Malaysian corporation (“Target Shares”), in exchange for 30,000,000 shares of the Company’s common stock issued to CE and Dato Mohd Nasir (the “Exchange Shares”) on June 26, 2016.

The Company issued the Exchange Shares to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which it relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•         Each of the parties receiving shares are residents and citizens of Malaysia and were in Malaysia at the time of the sale of the shares;

•         Each of the parties receiving shares agree to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and

•         The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

Effective September 19 2016, the Company unwound and rescinded the transactions and share issuances under the Share Exchange Agreement. See Item 5 “Other Information “ of this Part II.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective September 19, 2016, the Company rescinded the transactions under the Share Exchange Agreement, dated December 31, 2015 (“Share Exchange Agreement”), by and among, the Company, Capital Epitome Sdn Bhd, a private Malaysian corporation (“CE”), and Dato Mohd Nasir Bin Baba, a Malaysian citizen (“Dato Mohd Nasir” and together with CE, the “Owners”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Agro Capital Management Berhad, a Malaysian corporation (“Target Shares”), in exchange for 30,000,000 shares of the Company’s common stock issued to CE and Dato Mohd Nasir (the “Exchange Shares”).

The Company and the Owners decided to unwind and rescind the transactions and share issuances pursuant to the Share Exchange Agreement due to, among other reasons, the lack of currently available information regarding Agro Capital Management Berhad, a Malaysian corporation (“Target”) necessary for the Company to complete a full financial audit of Target for the two (2) prior fiscal years. As a result, the acquisition held little to no value for the Company’s shareholders, including CE and Dato Mohd Nasir, who became shareholders as a result of such transaction, it therefore became mutually beneficial to all parties for the transactions to be rescinded and return each party to their former positions. In connection with the unwinding and rescission of the transactions under the Share Exchange Agreement, the Target Shares were returned to the Owners and the Exchange Shares were returned to the Company for cancellation.  The Company filed a Form 8-K with the Securities and Exchange Commission pertaining to the above transactions on September 23, 2016.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agro Capital Management Corp.
Dated: September 28, 2016	By: /s/ Christopher Xavier Dorairaj
Christopher Xavier Dorairaj Chief Executive Officer and Chief Financial Officer

