Form 10-Q
period 2016-09-30
AGRO CAPITAL MANAGEMENT CORP.
filed 2016-11-14
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class Common Stock: $0.001	Outstanding as of November 2, 2016, 72,500,000

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$55	$15,445
Prepaid expenses and deposits	2,566	-
Total Current Assets	2,621	15,445
TOTAL ASSETS	2,621	15,445

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$10,534	$1,529
Due to shareholder	73,448	49,074
Total Liabilities	83,982	50,603

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 300,000,000 shares authorized,
72,500,000 and 72,500,000 shares issued and outstanding respectively;*	72,500	72,500
Additional paid-in capital	(38,633)	(38,633)
Accumulated deficit	(115,228)	(69,025)
Total Stockholders’ Equity (Deficit)	(81,361)	(35,158)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,621	$15,445

* Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months ended
	September30,		September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Administrative Expenses	2,590	405	10,430	4,600
Professional fees	12,494	1,375	35,773	10,944
Total Operating Expenses	15,084	1,780	46,203	15,544

LOSS BEFORE INCOME TAXES	(15,084)	(1,780)	(46,203)	(15,544)
Provision for income taxes	-	-	-	-

NET LOSS	$(15,084)	$(1,780)	$(46,203)	$(15,544)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	72,500,000	7,250,000	72,500,000	72,500,000

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,203)	$(15,544)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,005	405
Amortization of prepaid expenses	5,000
Prepaid expense additions	(7,566)	-
Net cash used in operating activities	(39,764)	(15,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous director	-	6,046
Repayment to previous director	-	-
Loans from shareholder	24,374	-
Proceeds from sale of common stock	-
Net cash provided by financing activities	24,374	6,046

Net decrease in cash and cash equivalents	(15,390)	(9,093)
Cash and cash equivalents - beginning of period	15,445	9,093
Cash and cash equivalents - end of period	$55	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Loans forgiven by prior director	$-	$-

 See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months September 30, 2016 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2015 contained in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through September 30, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

During the nine months ended September 30, 2016, one of the Company’s shareholders paid on behalf of the Company an amount of $24,374. As of September 30, 2016, and December 31, 2015, the Company owed $73,448 and $49,074 to this shareholder, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of regulatory fees paid in advance, and prepayment for services. Prepaid expenses are amortized as the related expense is incurred.

NOTE 6 – COMMON STOCK

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the nine month period ending September 30, 2016.

There were 72,500,000 shares of common stock issued and outstanding as at September 30, 2016, and December 31, 2015.

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

The Company has no commitments or contingencies as of September 30, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date that the financial statements were, issued, October 27, 2016 and determined that no other significant events have occurred since September 30, 2016.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Agro Capital Management Corp. (“Agro Capital” or the “Company”) formerly known as Guate Tourism Inc., was incorporated in the State of Nevada on November 12, 2013. Until September 11, 2015, the Company operated as an online tourist guide company in Guatemala helping public from all over the world to find the best accommodation/restaurant/tour/city/program etc. depending on their budget and interests. On September 11, 2015, the Company underwent a change of control, which was the result of the Company’s largest shareholder, Ms. Blanca Bamaca, resigning as an officer and director and selling in a private transaction 6 million shares of the Company’s common stock, which represented 82.8% of the Company’s issued and outstanding shares of common stock.

On December 31, 2015, the Company entered into a Share Exchange Agreement whereby it agreed to issue 30 million shares of its common stock in exchange for all of the issued and outstanding shares of Agro Capital Management Berhad, a Malaysian corporation (the “Agro Malay”). The Company closed its acquisition of the Agro Malay on April 30, 2016. Effective September 19, 2016, the Company rescinded the transactions under such Share Exchange Agreement. The Company and the owners of Agro Malay decided to unwind and rescind the transactions and share issuances pursuant to the Share Exchange Agreement due to, among other reasons, the lack of currently available information regarding Agro Malay necessary for the Company to complete a full financial audit of Agro Malay for the two (2) prior fiscal years. As a result, the acquisition held little to no value for the Company’s shareholders, including the owners of Agro Malay, who became shareholders of the Company as a result of such transaction. It therefore became mutually beneficial to all parties for the transactions to be rescinded and return each party to their former positions. In connection with the unwinding and rescission of the transactions under the Share Exchange Agreement, the shares of Agro Malay were returned to the owners and the Company’s 30 million shares were returned to treasury.

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

3

Three Month Periods Ended September 30, 2016 and 2015 and Nine Month Periods Ended September 30, 2016 and 2015

Our net loss for the three month periods ended September 30, 2016 and 2015 were $15,084 and $1,780, respectively.  Our net loss for the nine month periods ended September 30, 2016 and 2015 were $46,203 and $15,544, respectively.  During these periods ended September 30, 2016 and 2015 we have not generated any revenue.

Liquidity and Capital Resources

Three Month Period Ended September 30, 2016

As at September 30, 2016, our total assets were $2,621, as compared to $15,445 as at December 31, 2015.  As at September 30, 2016, our current liabilities were $83,982 and stockholders’ equity was $(81,361), compared to $50,603 and $(35,158) respectively as at December 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month periods ended September 30, 2016 and 2015, net cash flows used in operating activities was $39,764 and $15,139, respectively.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2016 and 2015 we do not have any net cash flows provided by investing activities.

Cash Flows from Financing Activities

For the nine month periods ended September 30, 2016 and 2015 net cash flows provided by financing activities was $24,374 and $6,046, respectively.

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

4

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our December 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II—OTHER INFORMATION

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

Not applicable.

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

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agro Capital Management Corp.

Dated: November 14, 2016	By:	/s/ Christopher Xavier Dorairaj
Christopher Xavier Dorairaj
Chief Executive Officer

7