Form 10-K
period 2016-12-31
AGRO CAPITAL MANAGEMENT CORP.
filed 2017-04-13
CIK 1598323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

c/o Reitler Kailas & Rosenblatt LLC

885 Third Avenue

New York, New York 10022

(212) 209-3050

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of March 31, 2017, the registrant had 72,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, our expectations regarding future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, and future operations or operating results. These statements often can be identified by the use of terms such as "may," “should," “could,” will," "expect," "believe," “planned, "anticipate," "estimate," “project,” “intend,” “forecast,” "approximate" or "continue," or similar expressions. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. We assume no responsibility to update forward-looking statements made herein or otherwise.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to Agro Capital Management Corp.

PART I

Item 1. Business.

Corporate Background

Agro Capital Management Corp. was incorporated in the State of Nevada on November 12, 2013 under the name Guate Tourism Inc. Until September 11, 2015, the Company operated an online tourist guide company in Guatemala. On September 11, 2015, our then largest shareholder, Ms. Blanca Bamaca, entered into a Stock Purchase Agreement with certain third party investors, whereby Ms. Bamaca sold 6 million shares of the Company’s common stock held by her, representing at the time 82.8% of our issued and outstanding shares of common stock. Upon completion of the sale, the Company abandoned its business plan and sought an operating company with which to merge or to acquire. On October 29, 2015, Guate Tourism Inc. conducted a statutory merger with its wholly-owned subsidiary, Agro Capital Management Corp. The subsidiary was not an operating company and held no assets. Guate Tourism Inc., as the surviving entity, changed its name in connection therewith to Agro Capital Management Corp. The Company also amended its Articles of Incorporation to increase the Company’s authorized number of shares of common stock from 75 million to 300 million and increase the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of ten shares for every one share then issued and outstanding .

On December 31, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Capital Epitome Sdn Bhd, a private Malaysian corporation (“Capital Epitome”), and Mr. Mohd Nasir Bin Baba, a Malaysian citizen (“Mr. Nasir”), whereby the Company agreed to issue 30 million shares of its common stock in exchange for all of the issued and outstanding capital stock of Agro Capital Management Berhad, a Malaysian corporation (“Agro Malaysia”).

On September 19, 2016, the Company, Capital Epitome and Mr. Nasir rescinded the Share Exchange Agreement (the “Mutual Rescission”) due to, among other reasons, the lack of currently available information regarding Agro Malaysia necessary for the Company to complete a full financial audit of Agro Malaysia for the two prior fiscal years. In connection with the rescission of the Share Exchange Agreement, we returned all of the shares of Agro Malaysia held by us to Capital Epitome and Mr. Nasir and, simultaneously, Capital Epitome and Mr. Nasir returned all of the shares of the Company held by them to the Company for cancellation.

Mr. Michael Xavier Dorairaj and Mr. Michael Marcus Liew are former directors of Capital Epitome. At the time of the Share Exchange Agreement and the Mutual Rescission, Mr. Michael Xavier Dorairaj and Mr. Michael Marcus Liew, two of our directors, were not directors of Capital Epitome.

Business Overview

Agro Capital Management Corp. is a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no or nominal assets and no or nominal operations.

The Company’s current business plan is to enter into a merger, acquisition or other business venture with Agro Malaysia or other companies in the aqua-culture development industry in Malaysia. No assurances can be given that we will be successful in either consummating a transaction with Agro Malaysia or identifying or negotiating a business transaction with another company, or, if we do enter into a business transaction with Agro Malaysia or another company, no assurances can be given as to the terms of a business transaction, or as to the nature of the target company.

Employees

We have no employees other than our Chief Executive Officer, Mr. Christopher Xavier Dorairaj, who currently devotes approximately ten to fifteen hours per week to matters related to the Company. As our business expands, Mr. Dorairaj intends to devote as much time as the board of directors deems necessary to manage the affairs of the Company. He is not being paid at present.

Competition

There are many established aqua-culture companies and other investment firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company’s limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company’s competitors.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as a result, we are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other properties. The Company’s office is located at P.T.P7 1556, Sg Miang, Mukim Pekan, Daerah Pekan, Pahang, Malaysia and our telephone number is 1800 88 8192.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.001 per share, is listed on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol “ACMB.” There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Number of Holders

As of March 31, 2017, our 72,500,000 issued and outstanding shares of common stock were held by thirty-nine (39) stockholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2016 and 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 9, 2014, the Company issued 12,500,000 shares of common stock for cash proceeds of $25,000 at $0.002 per share. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and, as a result, we are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, stockholder loans and the issuance of securities.

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2016

Our net loss for the fiscal year ended December 31, 2016, was $67,977 compared to a net loss of $46,402 during the fiscal year ended December 31, 2015.

We are in the development stage and did not generate any revenues for the fiscal years ended December 31, 2016 and 2015.

During the fiscal year ended December 31, 2016, we incurred professional fees of $54,870 and administrative expenses of $13,107 compared to professional fees of $46,377 and administrative expenses of $25 incurred during fiscal year ended December 31, 2015.

Expenses incurred during the fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015 increased primarily due an increase in professional fees and administrative expenses related to the development of our business plans.

Liquidity and Capital Resources

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

As of December 31, 2016, our total assets were $80 comprised of cash and cash equivalents of $80 and our total liabilities were $103,215 comprised primarily of loans from our officer and director.

As of December 31, 2015, our total assets were $15,445 comprised of cash and cash equivalents of $15,445 and our total liabilities were $50,603 comprised primarily of loans from our officer and director.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2016, net cash flows used in operating activities were $(63,470), and prepaid additions of $10,000, offset by amortization of prepaid expenses of $10,000 and accounts payable of $4,507 in addition to a net loss of $(67,977). For the fiscal year ended December 31, 2015, net cash flows used in operating activities were $(44,873) and accounts payable of $1,529 consisting of a net loss of $(44,873).

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from officers and directors or the issuance of securities. For the fiscal year ended December 31, 2016, net cash from financing activities was $48,105 consisting of primarily of loans from our officer and director.  For the fiscal year ended December 31, 2015, net cash from financing activities was $51,225 consisting primarily of loans from our officer and director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, officer and director loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, officer and director loans, and further issuances of securities are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of officer and director loans and the issuance of securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with officer and director loans and further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we have no off-balance sheet arrangements.

Going Concern

The independent auditor’s report accompanying our December 31, 2016 and December 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As discussed in the notes to the financial statements, we have limited operations and have yet to obtain profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and, as a result, we are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There are no changes in or disagreements with accountants on accounting and/or financial disclosures at this time.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures means controls and other procedures of a company that are designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework -2013. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the existence of the material weaknesses as of December 31, 2016, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected due to, amongst other factors, the following,:

•	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, provides important oversight of the Company’s financial statements. Currently, the board of directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•	Inadequate segregation of duties within an account or process. Management has determined that it does not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

•	Accounting Subject to Management Override. Management has determined that its existing policies and procedures subject the accounting to management override. This deficiency could result in unintended, misleading entries being made in the financial system.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered.

Management formulated a remediation plan that we will continue to implement in our fiscal year 2017, as capital permits, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff. In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

If capital allows, we shall implement the measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2017, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The name, address and position of our present officers and directors are set forth below:

Name	Year First Elected As Officer or Director	Age	Position

Christopher Xavier Dorairaj	2015	36	Chief Executive Officer, Secretary, Treasurer and Director
Michael Xavier Dorairaj	2016	34	Director
Michael Marcus Liew	2016	38	Director

Biographical Information and Background of Officers and Directors

Christopher Xavier Dorairaj

Mr. Christopher Xavier Dorairaj has been the Chief Executive Officer, Secretary, Treasurer and Director of Agro Capital Management Corp. since 2015. He holds more than 10 years of sales and management experience with a proven track record of sales achievements. He has experience in business development with excellent negotiation and communication skills. Since 2013 to the present, Mr. Christopher Xavier Dorairaj has also been the Vice President of Sales at Agro Equities Berhad during which time he established new sales offices in Malaysia across different industries and operating segments.

His previous employment was with Energy Advisory San Bhd from 2009 until 2012 and Walton International Group from 2003 until 2009. Such employment contributed significantly toward the development of his leadership and management skills which have allowed him to perform well in a sales environment and to identify potential companies to be invested in by the Association of Southeast Asian Nations.

Michael Xavier Dorairaj

Mr. Michael Dorairaj has been a Director of Agro Capital Management Corp. since 2016. He was also on the board of directors of Agro Capital Management Berhad Malaysia from 2014 until 2016. He graduated from the University of London in 2003 with a Bachelor’s Degree in Business Administration. Mr. Michael Dorairaj’s passion is in capital markets. From 2006 until 2008, he worked in a local Malaysian entity whose business involves interest schemes registered under the Companies Commission Malaysia, where he gained experience and expertise in managing its products.

From 2008 until 2010, he worked at Champion Consultancy Pte Ltd where he gained valuable managerial skills as the director. His responsibilities included the management and supervision of more than 150 employees. Subsequently, he worked at Global Premier Financial Solutions Pte Ltd as the Chief Operating Officer from 2010 until 2013.

Michael Marcus Liew

Mr. Marcus Liew has been a Director of Agro Capital Management Corp. since 2016. He was also on the board of directors of Agro Capital Management Berhad from 2014 until 2016.

He has extensive experience in various business areas, especially in the areas of human resources, property management and financial services.

Mr. Christopher Xavier Dorairaj, an officer and director of our Company, and Mr. Michael Xavier Dorairaj, a director of our Company, are brothers. None of our directors or executive officers is, or has been during the past five years, a director in any other U.S. reporting companies. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person.

Each of our directors serves for a term of one year or until his successor is elected at our annual stockholders’ meeting and is qualified, subject to removal by our stockholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our officers and directors, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Director Nominees

We do not have a nominating committee. Our existing directors will in the future select individuals to stand for election as members of our board of directors. The Company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board of directors. If security holders wish to recommend candidates directly to our board of directors, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee. The board of directors as a whole participates in the review of financial statements and disclosure.

Item 11. Executive Compensation

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by Christopher Xavier Dorairaj, our Chief Executive Officer, Secretary and Treasurer (the “Named Executive Officer”):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Xavier Dorairaj Chief Executive Officer, Secretary and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Change in Control

As of December 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Director Compensation

The following tables set forth certain information concerning director compensation during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Xavier Dorairaj	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Xavier Dorairaj	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Marcus Liew	-0-	-0-	-0-	-0-	-0-	-0-	-0-

During the fiscal year ended December 31, 2016, we did not pay any fees to our directors for their services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2017 by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Name and Address of Beneficial Owner	Role	Amount and Nature of Beneficial Ownership	Percent of Class

Christopher Xavier Dorairaj P.T.P7 1556, Sg Miang, Mukim Pekan, Daerah Pekan, Pahang, Malaysia	Chief Executive Officer, Secretary, Treasurer and Director	6,000,000 shares of common stock	8.28%
Michael Xavier Dorairaj P.T.P7 1556, Sg Miang, Mukim Pekan, Daerah Pekan, Pahang, Malaysia	Director	6,750,000 shares of common stock	9.31%
Michael Marcus Liew P.T.P7 1556, Sg Miang, Mukim Pekan, Daerah Pekan, Pahang, Malaysia	Director	6,740,000 shares of common stock	9.30%
Directors and Executive Officers as a group (3 persons)		19,490,000 shares of common stock	26.89%

The percent of class is based on 72,500,000 shares of common stock issued and outstanding as of March 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 31, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Capital Epitome Sdn Bhd, a private Malaysian corporation (“Capital Epitome”), and Mr. Mohd Nasir Bin Baba, a Malaysian citizen (“Mr. Nasir”), whereby the Company agreed to issue 30 million shares of its common stock in exchange for all of the issued and outstanding capital stock of Agro Capital Management Berhad, a Malaysian corporation (“Agro Malaysia”).

On September 19, 2016, the Company, Capital Epitome and Mr. Nasir rescinded the Share Exchange Agreement (the “Mutual Rescission”) due to, among other reasons, the lack of currently available information regarding Agro Malaysia necessary for the Company to complete a full financial audit of Agro Malaysia for the two prior fiscal years. In connection with the rescission of the Share Exchange Agreement, we returned all of the shares of Agro Malaysia held by us to Capital Epitome and Mr. Nasir and, simultaneously, Capital Epitome and Mr. Nasir returned all of the shares of the Company held by them to the Company for cancellation.

Mr. Michael Xavier Dorairaj and Mr. Michael Marcus Liew are former directors of Capital Epitome. At the time of the Share Exchange Agreement and the Mutual Rescission, Mr. Michael Xavier Dorairaj and Mr. Michael Marcus Liew, two of our directors, were not directors of Capital Epitome.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of The Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016, and for the fiscal year ended December 31, 2015, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016 $	December 31, 2015 $

Audit Fees	7,875	8,250
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	7,875	8,250

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

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation, dated November 12, 2013 (filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333-193621) filed on January 29, 2014)*

3.2	Certificate of Amendment to Articles of Incorporation, dated October 29, 2015

3.3	Articles of Merger, dated October 29, 2015

3.4	Bylaws (filed as Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-193621) filed on January 29, 2014)*

10.1	Share Exchange Agreement, dated December 31, 2015, by and among Agro Capital Management Corp., Capital Epitome SDN BHD, and Dato Mohd Nasir Bin Baba

10.2	Mutual Rescission of Share Exchange Agreement, dated September 19, 2016, by and among Agro Capital Management Corp., Capital Epitome SDN BHD and Dato Mohd Nasir Bin Baba

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	101 Interactive data files pursuant to Rule 405 of Regulation S-T.

__________

* Incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRO CAPITAL MANAGEMENT CORP.

Dated: April 13, 2017	By:	/s/ Christopher Xavier Dorairaj
Chief Executive Officer and a Director

Dated: April 13, 2017	By:	/s/ Michael Xavier Dorairaj
Director

Dated: April 13, 2017	By:	/s/ Michael Marcus Liew
Director

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Agro Capital Management Corp.

We have audited the accompanying balance sheets of Agro Capital Management Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Agro Capital Management Corp. for the years ended December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

April 6, 2017

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$80	$15,445
Prepaid expenses and deposits	-	-
Total Current Assets	80	15,445
TOTAL ASSETS	80	15,445

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$6,036	$1,529
Due to shareholder	97,179	49,074
Total Liabilities	103,215	50,603

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 300,000,000 shares authorized,
72,500,000 and 72,500,000 shares issued and outstanding respectively;*	72,500	72,500
Additional paid-in capital	(38,633)	(38,633)
Accumulated deficit	(137,002)	(69,025)
Total Stockholders’ Equity (Deficit)	(103,135)	(35,158)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$80	$15,445

 ___________

 * Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
Administrative Expenses	13,107	25
Professional fees	54,870	46,377
Total Operating Expenses	67,977	46,402

LOSS BEFORE INCOME TAXES	(67,977)	(46,402)
Provision for income taxes	-	-

NET LOSS	$(67,977)	$(46,402)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	72,500,000	72,500,000

___________

* Common stock retroactively adjusted for 10:1 forward stock split, effective December 11, 2015.

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
	Common Stock		Additional		Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance - December 31, 2013	60,000,000	$60,000	$(54,000)	$(616)	$5,384
Shares issued for cash at $0.02 per share	12,500,000	12,500	12,500	-	25,000
Capital contributions	-	-	-	-	-
Net loss	-	-	-	(22,007)	(22,007)
Balance - December 31, 2014	72,500,000	72,500	(41,500)	(22,623)	8,377
Loans forgiven by prior director	-	-	2,867	-	2,867
Net loss	-	-	-	(46,402)	(46,402)
Balance - December 31, 2015	72,500,000	$72,500	$(38,633)	$(69,025)	$(35,158)
Net loss	-	-	-	(67,977)	(67,977)
Balance - September 30, 2016	72,500,000	$72,500	$(38,633)	$(137,002)	$(103,135)

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,977)	$(46,402)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,507	1,529
Amortization of prepaid expenses	10,000
Prepaid expense additions	(10,000)	-
Net cash used in operating activities	(63,470)	(44,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous director	-	6,346
Repayment to previous director	-	(4,195)
Loans from shareholder	48,105	49,074
Net cash provided by financing activities	48,105	51,225

Net decrease in cash and cash equivalents	(15,365)	6,352
Cash and cash equivalents - beginning of period	15,445	9,093
Cash and cash equivalents - end of period	$80	$15,445

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Loans forgiven by prior director	$-	$2,867

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Agro Capital Management Corp. (the “Company”) registered as Guate Tourism Inc. in the State of Nevada on November 12, 2013 and was formed to promote tourism in Guatemala. The Company’s office is located at P.T. P7 1556, Sg Miang, Mukim Pekan, Daerah Pekan, Pahang, Malaysia.

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

The financial statements have been retroactively adjusted to give effect to the 10 for 1 forward split. The par value of each common share outstanding did not change with the stock split. As a result, approximately $62,500 was reclassified from additional paid in capital to common shares – par, resulting in additional paid in capital having a negative balance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $80 and $15,445 cash as at December 31, 2016 and 2015, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues from the inception through December 31, 2016. As of December 31, 2016, the Company has an accumulated deficit of $137,002.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

During the year ended December 31, 2016, one of the Company’s shareholders paid on behalf of the Company an amount of $48,105. As of December 31, 2016, and December 31, 2015, the Company owed $97,179 and $49,074 to this shareholder, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of regulatory fees paid in advance, and prepayment for services. Prepaid expenses are amortized as the related expense is incurred.

NOTE 6 – COMMON STOCK

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the year ending December 31, 2016.

There were 72,500,000 shares of common stock issued and outstanding as at December 31, 2016, and December 31, 2015.

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

The Company has no commitments or contingencies as of December 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – INCOME TAXES

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

The provisions for refundable federal income tax at 34% for the years ended December 31, 2016 and 2015 consist of the following:

	Years Ended
	December 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$23,112	$15,777
Less: valuation allowance	(23,112)	(15,777)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of December 31, 2016 and 2015 are as follows:

	Years Ended
	December 31,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carry over	$46,581	$23,469
Less: valuation allowance	(46,581)	(23,469)
Net deferred tax asset	$-	$-

As of December 31, 2016, the Company had net operating loss carry forwards of $137,002 that may be available to reduce future years’ taxable income in varying amounts through 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $137,002 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Organization’s management has evaluated events through April 6, 2017, and has no other significant events to disclose.

