Form 10-Q
period 2017-03-31
AGRO CAPITAL MANAGEMENT CORP.
filed 2017-05-11
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class Common Stock: $0.001	Outstanding as of April 25, 2017: 77,563,100

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

BALANCE SHEETS

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$20	$80
Prepaid expenses and deposits	8,333	-
Total Current Assets	8,353	80
TOTAL ASSETS	8,353	80

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$22,390	$6,036
Due to shareholder	117,697	97,179
Total Liabilities	140,087	103,215

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 300,000,000 shares authorized, 72,500,000 and 72,500,000 shares issued and outstanding respectively;	72,500	72,500
Additional paid-in capital	(38,633)	(38,633)
Accumulated deficit	(165,601)	(137,002)
Total Stockholders’ Equity (Deficit)	(131,734)	(103,135)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,353	$80

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017	2016

REVENUE	$-	$-

OPERATING EXPENSES
Administrative Expenses	1,727	5,000
Professional fees	26,872	10,025
Total Operating Expenses	28,599	15,025

LOSS BEFORE INCOME TAXES	(28,599)	(15,025)
Provision for income taxes	-	-

NET LOSS	$(28,599)	$(15,025)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	72,500,000	72,500,000

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,599)	$(15,025)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,354	(165)
Amortization of prepaid expenses	1,667	2,500
Prepaid expense additions	(10,000)	(13,574)
Net cash used in operating activities	(20,578)	(26,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholder	20,518	10,880
Net cash provided by financing activities	20,518	10,880

Net decrease in cash and cash equivalents	(60)	(15,384)
Cash and cash equivalents - beginning of period	80	15,445
Cash and cash equivalents - end of period	$20	$61

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Loans forgiven by prior director	$-	$-

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2017 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2016 contained in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues from the inception through March 31, 2017. As of March 31, 2017, the Company has an accumulated deficit of $165,601. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2017, one of the Company’s shareholders paid on behalf of the Company an amount of $20,518. As of March 31, 2017, and December 31, 2016, the Company owed $117,697 and $97,179 to this shareholder, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of regulatory fees paid in advance, and prepayment for services. Prepaid expenses are amortized as the related expense is incurred.

NOTE 6 – COMMON STOCK

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the three months ended March 31, 2017.

There were 72,500,000 shares of common stock issued and outstanding as at March 31, 2017, and December 31, 2016.

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

The Company has no commitments or contingencies as of March 31, 2017.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

The Organization’s management has evaluated events through the date that the financial statements were available to be issued, and through the date that they were filed, and has no other significant events to disclose, other than those noted below.

Subsequent to March 31, 2017, the Company issued 5,063,100 shares to management and employees as share compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, our expectations regarding future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, and future operations or operating results. These statements often can be identified by the use of terms such as "may," “should," “could,” will," "expect," "believe," “planned, "anticipate," "estimate," “project,” “intend,” “forecast,” "approximate" or "continue," or similar expressions. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. We assume no responsibility to update forward-looking statements made herein or otherwise.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to Agro Capital Management Corp.

GENERAL

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

If we successfully enter into a merger, acquisition or other business venture with Agro Malaysia in the future, we intend to expand Agro Malaysia into a fully-integrated aquaculture company by developing our own research and development, hatcheries, aquaculture feeds, grow-out operations, processing plant operations, seafood sales and marketing.

Results of Operation

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

Three Month Periods Ended March 31, 2017 and 2016

Our net loss for the three-month period ended March 31, 2017 was $28,599. Our net loss for the three-month period ended March 31, 2016 was $15,025.

During the three-month period ended March 31, 2017, our operating expenses were $28,599, which consisted of $26,872 in professional fees and $1,727 in administrative expenses, compared to $10,025 and $5,000, respectively for the same period from the prior year. Our professional fees increased primarily due an increase in professional fees and administrative expenses related to the development of our business plans. The weighted average number of shares outstanding was 72,500,000 for the three months period ended March 31, 2017, and 2016.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2017

As at March 31, 2017, our total assets were $8,353. As at March 31, 2017, our current liabilities were $140,087. Stockholders’ equity (deficit) was $(131,734) as of March 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month periods ended March 31, 2017 and 2016, net cash flows used in operating activities was $(20,578) and $(26,264), respectively.

Cash Flows from Investing Activities

For the period ended March 31, 2017 and March 31, 2016, we do not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

For the three month period ended March 31, 2017 net cash flows received from financing activities was $20,518, which was the result of a shareholders’ loan to the Company, compared to $10,880 from shareholders’ loans provided to the Company for the period ended March 31, 2016.

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

Going Concern

The independent auditor’s report accompanying our March 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As discussed in the notes to the financial statements, we have limited operations and have yet to obtain profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and, as a result, we are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures means controls and other procedures of a company that are designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the existence of the material weaknesses, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as a result, we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to March 31, 2017, the Company issued 5,063,100 shares of common stock to management and employees of Agro Capital Management Berhad as share compensation. This issuance was undertaken in reliance upon the exemption from registration requirements of Section 4(2), as a transaction by an issuer not involving a public offering. All recipients had adequate access, through their relationship with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

Agro Capital Management Corp.

Dated: May 11, 2017	By:	/s/ Christopher Xavier Dorairaj
Christopher Xavier Dorairaj
Chief Executive Officer

