Form 10-Q/A
period 2017-03-31
AGRO CAPITAL MANAGEMENT CORP.
filed 2017-09-28
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class Common Stock: $0.001	Outstanding as of March 31, 2017: 18,238,482

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with the Securities and Exchange Commission on May 11, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 2 of Part II, “Unregistered Sales of Equity Securities and Use of Proceeds” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below, except that all references to shares of common stock and per share data for all periods presented herein have been adjusted to reflect our reverse stock split on a retroactive basis. As reported in our Current Report on Form 8-K filed August 14, 2017, on August 21, 2017, we effected a one-for-four reverse stock split of our common stock.

As reported in our Current Report on Form 8-K filed August 23, 2017, we have determined that our previously reported results for the quarter ended March 31, 2017 erroneously did not record as compensation expense the issuance of shares by us during that quarter. This Amendment No. 1 on Form 10-Q/A reflects the changes in “Financial Information” as well as the necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

2

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

BALANCE SHEETS

	March 31, 2017*	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$20	$80
Total Current Assets	20	80
TOTAL ASSETS	20	80

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$22,390	$6,036
Due to shareholder	117,697	97,179
Total Liabilities	140,087	103,215

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 75,000,000 shares authorized, 18,627,855 and 18,125,000 shares issued and outstanding respectively;	18,628	18,125
Additional paid-in capital	1,498,085	15,742
Accumulated deficit	(1,656,780)	(137,002)
Total Stockholders’ Equity (Deficit)	(140,067)	(103,135)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20	$80

* March 31, 2017 financial statements have been amended and restated for certain balances and transactions. Refer to Note 7 for additional information.

Common stock retroactively adjusted for 4:1 reverse stock split, effective August 21, 2017

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017*	2016

REVENUE	$-	$-

OPERATING EXPENSES
Administrative Expenses	10,060	5,000
Professional fees	26,872	10,025
Share based compensation	1,482,846	-
Total Operating Expenses	1,519,778	15,025

LOSS BEFORE INCOME TAXES	(1,519,778)	(15,025)
Provision for income taxes	-	-

NET LOSS	$(1,519,778)	$(15,025)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.08)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	18,238,482	18,125,000

* March 31, 2017 financial statements have been amended and restated for certain balances and transactions. Refer to Note 7 for additional information.

Common stock retroactively adjusted for 4:1 reverse stock split, effective August 21, 2017

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017*	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,519,778)	$(15,025)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,482,846	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,354	(165)
Prepaid expenses	-	(11,074)
Net cash used in operating activities	(20,578)	(26,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholder	20,518	10,880
Net cash provided by financing activities	20,518	10,880

Net decrease in cash and cash equivalents	(60)	(15,384)
Cash and cash equivalents - beginning of period	80	15,445
Cash and cash equivalents - end of period	$20	$61

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

* March 31, 2017 financial statements have been amended and restated for certain balances and transactions. Refer to Note 7 for additional information.

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

On August 21, 2017, the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-4 (the “Reverse Stock Split”). On the Effective Date, the trading symbol for the Common Stock will change to “ACMBD” for a period of 20 business days, after which the final “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “ACMB”. The financial statements have been retroactively adjusted to give effect to the 1 for 4 reverse split. The par value of each common share outstanding did not change with the stock split. As a result, approximately $53,375 was reclassified from to common shares - par to additional paid in capital.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2017 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2016 contained in the Company’s Form 10-K.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues from the inception through March 31, 2017. As of March 31, 2017, the Company has an accumulated deficit of $1,656,780. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three months ended March 31, 2017, one of the Company’s shareholders paid on behalf of the Company an amount of $20,518. As of March 31, 2017, and December 31, 2016, the Company owed $117,697 and $97,179 to this shareholder, respectively.

During the three months ended March 31, 2017, 502,855 common shares were issued as stock based compensation, at a fair value of $1,482,846, to management, and related parties. The shares were issued on February 24, 2017, March 15, 2017, and March 24, 2017. The fair value of the shares issued was between $2.88 and $3.00.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 21, 2017, the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share at a ratio of 1-for-4. The par value of each common share outstanding did not change with the stock split. As a result, approximately $53,375 was reclassified from to common shares - par to additional paid in capital.

During the three months ended March 31, 2017, 502,855 common shares were issued as stock based compensation, at a fair value of $1,482,846.

There were 18,627,855 and 18,125,000 shares of common stock issued and outstanding as at March 31, 2017, and December 31, 2016.

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

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – AMENDED AND RESTATED FINANCIAL STATEMENTS

The financial statements have been amended to expense an additional $8,333 of filing fees, and to expense $1,482,846 of stock based compensation related to the issuance of 502,855 common shares issued during the three months ended March 31, 2017.

NOTE 8 – SUBSEQUENT EVENTS

The Organization’s management has evaluated events through the date that the financial statements were available to be issued, and through the date that they were filed, and has no other significant events to disclose, other than those noted below.

Subsequent to March 31, 2017, the Company issued 1,284,269 shares to management and employees as share compensation.

On August 21, 2017, the Company performed a reverse stock split. Refer to Note 5 above for further detail.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, our expectations regarding future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, and future operations or operating results. These statements often can be identified by the use of terms such as “may,” “should,” “could,” “will,” “expect,” “believe,” “planned,” “anticipate,” “estimate,” “project,” “intend,” “forecast,” “approximate” or “continue,” or similar expressions. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. We assume no responsibility to update forward-looking statements made herein or otherwise.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to Agro Capital Management Corp.

GENERAL

Corporate Background

Agro Capital Management Corp. was incorporated in the State of Nevada on November 12, 2013 under the name Guate Tourism Inc. Until September 11, 2015, we operated an online tourist guide company in Guatemala. On September 11, 2015, our then largest shareholder, Ms. Blanca Bamaca, entered into a Stock Purchase Agreement with certain third party investors, whereby Ms. Bamaca sold 6 million shares of our common stock held by her, representing at the time 82.8% of our issued and outstanding shares of common stock. Upon completion of the sale, we abandoned our business plan and sought an operating company with which to merge or to acquire. On October 29, 2015, Guate Tourism Inc. conducted a statutory merger with its wholly-owned subsidiary, Agro Capital Management Corp. The subsidiary was not an operating company and held no assets. Guate Tourism Inc., as the surviving entity, changed its name in connection therewith to Agro Capital Management Corp. We also amended our Articles of Incorporation to increase our authorized number of shares of common stock from 75 million to 300 million and increase our total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of ten shares for every one share then issued and outstanding .

On December 31, 2015, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Capital Epitome Sdn Bhd, a private Malaysian corporation (“Capital Epitome”), and Mr. Mohd Nasir Bin Baba, a Malaysian citizen (“Mr. Nasir”), whereby we agreed to issue 30 million shares of its common stock in exchange for all of the issued and outstanding capital stock of Agro Capital Management Berhad, a Malaysian corporation (“Agro Malaysia”).

On September 19, 2016, we, Capital Epitome and Mr. Nasir rescinded the Share Exchange Agreement (the “Mutual Rescission”) due to, among other reasons, the lack of currently available information regarding Agro Malaysia necessary for us to complete a full financial audit of Agro Malaysia for the two prior fiscal years. In connection with the rescission of the Share Exchange Agreement, we returned all of the shares of Agro Malaysia held by us to Capital Epitome and Mr. Nasir and, simultaneously, Capital Epitome and Mr. Nasir returned all of the shares of the Company held by them to us for cancellation.

Mr. Michael Xavier Dorairaj and Mr. Michael Marcus Liew are former directors of Capital Epitome. At the time of the Share Exchange Agreement and the Mutual Rescission, Mr. Michael Xavier Dorairaj and Mr. Michael Marcus Liew, two of our directors, were not directors of Capital Epitome.

On August 21, 2017, we effected a one-for-four reverse stock split of our common stock.

Business Overview

Agro Capital Management Corp. is a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no or nominal assets and no or nominal operations.

Our current business plan is to enter into a merger, acquisition or other business venture with Agro Malaysia or other companies in the aqua-culture development industry in Malaysia. No assurances can be given that we will be successful in either consummating a transaction with Agro Malaysia or identifying or negotiating a business transaction with another company, or, if we do enter into a business transaction with Agro Malaysia or another company, no assurances can be given as to the terms of a business transaction, or as to the nature of the target company.

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

Three Month Periods Ended March 31, 2017 and 2016

Our net loss for the three-month period ended March 31, 2017 was $1,511,445. Our net loss for the three-month period ended March 31, 2016 was $15,025.

During the three-month period ended March 31, 2017, our operating expenses were $1,519,778, which consisted of $1,482,846 in share based compensation, $26,872 in professional fees and $10,060 in administrative expenses, compared to $0, $10,025 and $5,000, respectively for the same period from the prior year. Our professional fees increased primarily due to an increase in professional fees and administrative expenses related to the development of our business plans. The weighted average number of shares outstanding was 18,238,482 for the three-month period ended March 31, 2017, and the weighted average number of shares outstanding was 18,125,000 for the three-month period ended March 31, 2016.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2017

As at March 31, 2017, our total assets were $20. As at March 31, 2017, our current liabilities were $140,087. Stockholders’ equity (deficit) was $(140,067) as of March 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month periods ended March 31, 2017 and 2016, net cash flows used in operating activities was $(20,578) and $(26,264), respectively.

Cash Flows from Investing Activities

For the period ended March 31, 2017, and March 31, 2016, we did not have any net cash flows used in, or provided by, investing activities.

Cash Flows from Financing Activities

For the three month period ended March 31, 2017 net cash flows received from financing activities was $20,518, which was the result of a shareholders’ loan to us, compared to $10,880 from shareholders’ loans provided to us for the period ended March 31, 2016.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, shareholders’ loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures means controls and other procedures of a company that are designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the existence of the material weaknesses, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, we issued 502,855 shares of common stock to management and related parties of Agro Capital Management Berhad as share compensation. This issuance was undertaken in reliance upon the exemption from registration requirements of Section 4(2), as a transaction by an issuer not involving a public offering. All recipients had adequate access, through their relationship with us, to information about us. No proceeds were received for the issuance of shares. The common stock issuance was recorded as additional paid-in capital.

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

Agro Capital Management Corp.

Dated: September 27, 2017	By:	/s/ Badurul Hisam Bin Samsuddin
Badurul Hisam Bin Samsuddin
Chief Executive Officer

