Form 10-Q
period 2017-06-30
AGRO CAPITAL MANAGEMENT CORP.
filed 2017-09-28
CIK 1598323

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class Common Stock: $0.001	Outstanding as of September 26, 2017: 19,912,152

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$30	$80
Prepaid expenses and deposits	-	-
Total Current Assets	30	80
TOTAL ASSETS	30	80

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$15,981	$6,036
Due to shareholder	149,355	97,179
Total Liabilities	165,336	103,215

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 75,000,000 shares authorized, 19,912,124 and 18,125,000 shares issued and outstanding respectively;	19,912	18,125
Additional paid-in capital	4,972,480	15,742
Accumulated deficit	(5,157,698)	(137,002)
Total Stockholders’ Equity (Deficit)	(165,306)	(103,135)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30	$80

Common stock retroactively adjusted for 4:1 reverse stock split, effective August 21, 2017

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Administrative Expenses	75	2,840	10,135	7,840
Professional fees	25,165	13,254	52,037	23,279
Share based compensation	3,475,679	-	4,958,524	-
Total Operating Expenses	3,500,919	16,094	5,020,696	31,119

LOSS BEFORE INCOME TAXES	(3,500,919)	(16,094)	(5,020,696)	(31,119)
Provision for income taxes	-	-	-	-

NET LOSS	$(3,500,919)	$(16,094)	$(5,020,696)	$(31,119)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.18)	$(0.00)	$(0.27)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,573,962	18,125,000	18,909,911	18,125,000

Common stock retroactively adjusted for 4:1 reverse stock split, effective August 21, 2017

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,020,696)	$(31,119)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	4,958,524	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,946	6,410
Prepaid expenses	-	(6,656)
Net cash used in operating activities	(52,226)	(31,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholder	52,176	15,965
Net cash provided by financing activities	52,176	15,965

Net decrease in cash and cash equivalents	(50)	(15,400)
Cash and cash equivalents - beginning of period	80	15,445
Cash and cash equivalents - end of period	$30	$45

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

AGRO CAPITAL MANAGEMENT CORP.

fka GUATE TOURISM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On May 18, 2017, the Company acquired a fully owned subsidiary, ACMC Sdn. Bhd. There have been no material operations to date in the subsidiary.

On August 21, 2017, the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-4 (the “Reverse Stock Split”). On the Effective Date, the trading symbol for the Common Stock will change to “ACMBD” for a period of 20 business days, after which the final “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “ACMB”. The financial statements have been retroactively adjusted to give effect to the 1 for 4 reverse split. The par value of each common share outstanding did not change with the stock split. As a result, approximately $53,375 was reclassified from to common shares - par to additional paid in capital. As a result of the reverse stock split, 75,000,000 shares of common stock are authorized.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted (“GAAP”) in the United States of America. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2016 contained in the Company’s Form 10-K.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary. No intercompany balances or transactions exist during the period ended June 30, 2017.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues from the inception through June 30, 2017. As of June 30, 2017, the Company has an accumulated deficit of $5,157,698. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

During the six months ended June 30, 2017, one of the Company’s shareholders paid on behalf of the Company an amount of $52,176. As of June 30, 2017, and December 31, 2016, the Company owed $149,355 and $97,179 to this shareholder, respectively.

During the six months ended June 30, 2017, 1,787,124 common shares were issued as stock based compensation, at a fair value of $4,958,524, to management, and related parties. The shares were issued on February 24, March 15 and 24, April 5, 10, 20, and 27, May 5 and 26, and June 7 and 21, 2017. The fair value of the shares issued was between $2.32 and $3.08.

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

During the six months ended June 30, 2017, 1,787,124 common shares were issued as stock based compensation, at a fair value of $4,958,524.

There were 19,912,124 and 18,125,000 shares of common stock issued and outstanding as at June 30, 2017, and December 31, 2016.

On May 18, 2017, two of the Company’s Board of Directors’ transferred their shares in the fully owned subsidiary, ACMC Sdn. Bhd, to the Company, for no compensation.

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

The Company has no commitments or contingencies as of June 30, 2017.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, our expectations regarding future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, and future operations or operating results. These statements often can be identified by the use of terms such as “may,” “should,” “could,” “will," “expect,” “believe,” “planned,” “anticipate,” “estimate,” “project,” “intend,” “forecast,” “approximate” or “continue,” or similar expressions. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. We assume no responsibility to update forward-looking statements made herein or otherwise.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to Agro Capital Management Corp.

GENERAL

Corporate Background

Agro Capital Management Corp. was incorporated in the State of Nevada on November 12, 2013 under the name Guate Tourism Inc. Until September 11, 2015, we operated an online tourist guide company in Guatemala. On September 11, 2015, our then largest shareholder, Ms. Blanca Bamaca, entered into a Stock Purchase Agreement with certain third party investors, whereby Ms. Bamaca sold 6 million shares of our common stock held by her, representing at the time 82.8% of our issued and outstanding shares of common stock. Upon completion of the sale, we abandoned our business plan and sought an operating company with which to merge or to acquire. On October 29, 2015, Guate Tourism Inc. conducted a statutory merger with its wholly-owned subsidiary, Agro Capital Management Corp. The subsidiary was not an operating company and held no assets. Guate Tourism Inc., as the surviving entity, changed its name in connection therewith to Agro Capital Management Corp. We also amended our Articles of Incorporation to increase our authorized number of shares of common stock from 75 million to 300 million and to increase our total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of ten shares for every one share then issued and outstanding.

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

Three Month Periods Ended June 30, 2017 and 2016 and Six Month Periods Ended June 30, 2017 and 2016

Our net loss for the three-month periods ended June 30, 2017 and 2016 was $3,500,919 and $16,094, respectively. Our net loss for the six-month periods ended June 30, 2017 and 2016 was $5,020,696 and $31,119, respectively. During the three and six-month periods ended June 30, 2017 and 2016, we have not generated any revenue.

During the three-month period ended June 30, 2017, our operating expenses were $3,500,919, which consisted of $3,475,679 in share based compensation, $25,165 in professional fees and $75 in administrative expenses, compared to $0, $13,254 and $2,840, respectively for the same period from the prior year. During the six-month period ended June 30, 2017, our operating expenses were $5,020,696, which consisted of $4,958,524 in share based compensation, $52,037 in professional fees and $10,135 in administrative expenses, compared to $0, $23,279 and $7,840, respectively for the same period from the prior year. Our professional fees increased primarily due to an increase in professional fees related to the development of our business plans. The weighted average number of shares outstanding was 18,909,911 for the six-month period ended June 30, 2017, and the weighted average number of shares outstanding was 18,125,000 for the six-month period ended June 30, 2016.

Liquidity and Capital Resources

Six Month Period Ended June 30, 2017

As at June 30, 2017, our total assets were $30. As at June 30, 2017, our current liabilities were $165,336. Stockholders’ equity (deficit) was $(165,306) as of June 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2017 and 2016, net cash flows used in operating activities was $(52,226) and $(31,365), respectively.

Cash Flows from Investing Activities

For the six month period ended June 30, 2017 and 2016, we did not have any net cash flows used in, or provided by, investing activities.

Cash Flows from Financing Activities

For the six month period ended June 30, 2017, net cash flows received from financing activities was $52,176, which was the result of a shareholder’s loan to us, compared to $15,965 from a shareholder’s loans provided to us for the period ended June 30, 2016.

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

Going Concern

The independent auditor’s report accompanying our June 30, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As discussed in the notes to the financial statements, we have limited operations and have yet to obtain profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and, as a result, we are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures means controls and other procedures of a company that are designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the existence of the material weaknesses, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, we issued 1,787,124 shares of common stock to management and related parties of Agro Capital Management Berhad as share compensation. This issuance was undertaken in reliance upon the exemption from registration requirements of Section 4(2), as a transaction by an issuer not involving a public offering. All recipients had adequate access, through their relationship with us, to information about us. No proceeds were received for the issuance of shares. The common stock issuance was recorded as additional paid-in capital.

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

